Form 10-Q
period 2013-03-31
LIPOSCIENCE INC
filed 2013-05-14
CIK 1168197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35792
LIPOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1879288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2500 Sumner Boulevard, Raleigh, North Carolina	27616
(Address of principal executive offices)	(Zip Code)

(919) 212-1999
 (Registrant's telephone number, including area code)
         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on May 10, 2013 was 14,675,039.

LipoScience, Inc.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements in addition to historical information. We use words such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements may relate to such matters as our industry, business strategy, goals and expectations concerning our future operations, performance or results, profitability, capital expenditures, liquidity and capital resources and other financial and operating information.

Our forward-looking statements contained in this Form 10-Q are based on management's current expectations and projections about future events and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward-looking, including but not limited to statements about:

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. These factors are discussed elsewhere in this Form 10-Q, particularly under "Risk Factors," and in our other filings with the Securities and Exchange Commission (the "SEC") from time to time. While we may elect to update these forward-looking statements at some point in the future, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the SEC on our website, or otherwise.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LipoScience, Inc.
Balance Sheets
(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,047	$24,768
Accounts receivable, net	7,098	5,149
Inventories	185	125
Prepaid expenses and other	1,012	719
Total current assets	63,342	30,761
Property and equipment, net	11,971	11,493
Other noncurrent assets:
Restricted cash	1,504	1,505
Intangible assets, net of accumulated amortization of $152 and $147 at March 31, 2013 and December 31, 2012, respectively	692	637
Deferred financing costs	92	100
Deferred offering costs	—	3,151
Other assets	56	32
Total other noncurrent assets	2,344	5,425
Total assets	$77,657	$47,679
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,309	$1,003
Accrued expenses	3,243	5,348
Revolving line of credit	—	5,000
Current maturities of long-term debt	953	—
Other current liabilities	1	1
Total current liabilities	5,506	11,352
Long-term liabilities:
Long-term debt, less current maturities	14,781	15,708
Preferred stock warrant liability	—	412
Other long-term liabilities	2,518	2,462
Total liabilities	22,805	29,934
Redeemable Convertible Preferred Stock:
Series D, D-1, E and F Redeemable Convertible Preferred Stock, par value $.001; 15,216,336 shares designated; 11,205,672 issued and outstanding at December 31, 2012; aggregate liquidation preference of $51,695	—	57,301
Total Redeemable Convertible Preferred Stock	—	57,301
Stockholders’ equity (deficit):
Series A, A-1, B, B-1, C and C-1 Convertible Preferred Stock, par value $.001; 3,428,677 shares designated; 1,687,010 shares issued and outstanding at December 31, 2012; aggregate liquidation preference of $7,472	—	1
Common stock, $.001 par value; 90,000,000 shares authorized, 14,674,312 and 1,894,277 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	15	2
Additional paid-in capital	105,678	8,434
Accumulated deficit	(50,841)	(47,993)
Total stockholders’ equity (deficit)	54,852	(39,556)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$77,657	$47,679
See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
	(unaudited)
Revenues	$13,616	$13,783
Cost of revenues	2,850	2,318
Gross profit	10,766	11,465
Operating expenses:
Research and development	3,132	2,147
Sales and marketing	6,659	5,565
General and administrative	3,307	2,250
Total operating expenses	13,098	9,962
(Loss) income from operations	(2,332)	1,503
Other expense:
Interest income	21	2
Interest expense	(530)	(107)
Other expense	(7)	(129)
Total other expense	(516)	(234)
Net (loss) income	(2,848)	1,269
Undistributed earnings allocated to participating preferred stockholders	—	(1,021)
Net (loss) income attributable to common stockholders—basic	(2,848)	248
Undistributed earnings re-allocated to common stockholders	—	133
Net (loss) income attributable to common stockholders—diluted	$(2,848)	$381
Net (loss) income per share attributable to common stockholders—basic	$(0.19)	$0.15
Net (loss) income per share attributable to common stockholders—diluted	$(0.19)	$0.13
Weighted average shares used to compute basic net (loss) income per share attributable to common stockholders	14,649,084	1,701,428
Weighted average shares used to compute diluted net (loss) income per share attributable to common stockholders	14,649,084	2,992,921
Comprehensive (loss) income	(2,848)	1,269

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2013	2012
	(unaudited)
Operating activities
Net (loss) income	$(2,848)	$1,269
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	373	136
Amortization of deferred financing costs	8	—
Amortization of debt discount	26	—
Stock-based compensation expense	251	147
Fair value remeasurement of preferred stock warrant liability	(2)	125
Changes in operating assets and liabilities:
Accounts receivable, net	(1,949)	(1,465)
Inventories	(60)	—
Prepaid expenses and other	(293)	28
Accounts payable, accrued expenses and other current liabilities	(1,250)	(1,377)
Other non-current assets	(24)	—
Other long-term liabilities	4	160
Net cash used in operating activities	(5,764)	(977)
Investing activities
Purchases of property and equipment	(1,221)	(1,090)
Capitalized patent and trademark costs	(20)	(11)
Net cash used in investing activities	(1,241)	(1,101)
Financing activities
Payments on revolving line of credit	(5,000)	—
Payments of Series F redeemable convertible preferred stock accrued dividends	(5,200)	—
Payments on long-term debt	—	(400)
Changes in deferred financing costs	(6)	—
Deferred offering costs	—	(173)
Issuance cost of common stock	(4,359)	—
Proceeds from issuance of common stock	51,750	—
Proceeds from exercise of stock options and warrants	99	22
Net cash provided by (used in) financing activities	37,284	(551)
Net increase (decrease) in cash and cash equivalents	30,279	(2,629)
Cash and cash equivalents at beginning of period	24,768	12,483
Cash and cash equivalents at end of period	$55,047	$9,854
Supplemental disclosure of cash flow information
Cash paid for interest	$310	$73

See accompanying notes to financial statements.

LipoScience, Inc.
Notes to Financial Statements
March 31, 2013
(Unaudited)
1. Description of Business and Significant Accounting Policies
Description of Business
LipoScience, Inc. (“LipoScience” or the “Company”) was incorporated under the laws of North Carolina in June 1994 under the name LipoMed, Inc. and reincorporated under the laws of Delaware in June 2000. In January 2002, the Company changed its corporate name to LipoScience, Inc. The Company is an in vitro diagnostic company pioneering a new field of personalized diagnostics based on nuclear magnetic resonance (“NMR”) technology. The Company's first diagnostic test, the NMR LipoProfile test, is cleared by the U.S. Food and Drug Administration (the "FDA"), and directly measures the number of low density lipoprotein, (“LDL”) particles in a blood sample and provides physicians and their patients with actionable information to personalize management of risk for heart disease. On January 30, 2013, the Company completed its initial public offering of common stock (the “IPO”) pursuant to a registration statement that was declared effective on January 24, 2013.
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
Unaudited Financial Statements
The accompanying balance sheet as of March 31, 2013 and statements of comprehensive (loss) income and cash flows for the three months ended March 31, 2013 and 2012 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2013 (the "Form 10-K"). The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company's financial position as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. The December 31, 2012 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2013 and 2012 are unaudited. Interim results are not necessarily indicative of results for an entire year.
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

Initial Public Offering
On January 30, 2013, the Company completed its IPO pursuant to a registration statement that was declared effective on January 24, 2013. The Company sold 5,750,000 shares of its common stock, at a price to the public of $9.00 per share, for aggregate gross proceeds of $51.8 million, which included 750,000 shares of its common stock that the underwriters purchased pursuant to an over-allotment option granted to the underwriters. As a result of the IPO, the Company raised a total of $44.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.4 million and offering costs of approximately $4.0 million. Costs directly associated with the IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. These costs were recorded as a reduction of the IPO proceeds received in arriving at the amount to be recorded in additional paid-in capital.
Upon the closing of the IPO, 12,892,682 shares of the Company's outstanding preferred stock automatically converted into a total of 6,994,559 shares of its common stock, and the then-outstanding preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.
Customers and Payors
The Company provides diagnostic tests to a broad range of customers. A majority of these tests are comprised of orders generated through clinical diagnostic laboratory customers and clinicians. The Company also receives requests from academic institutions as well as pharmaceutical companies. In most cases, the customer that orders the tests is not responsible for the payments for services. The Company considers a party that refers a test to it to be a “customer” and a party that reimburses the Company as a “payor.” Depending on the billing arrangement and applicable law, the payor may be (i) a clinical diagnostic laboratory, (ii) a third party responsible for providing health insurance coverage to patients, such as a health insurance plan or the traditional Medicare or Medicaid program, (iii) the physician or (iv) the patient or other party (such as academic institutions or pharmaceutical companies) who requested the test from the Company.
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
The Company generally assumes the financial risk related to collection, including the potential uncollectibility of accounts and the other complex factors identified above. For sales of its NMR LipoProfile test to clinical diagnostic laboratories, the clinical diagnostic laboratories are responsible for obtaining reimbursement from third-party payors or directly from patients. Delays in collection and uncollectible bills may negatively affect the Company's revenues, cash flow and profitability.
Shipping and Handling
The Company does not bill its customers for shipping and handling charges. All charges relating to inbound and outbound freight costs are incurred by the Company and recorded within cost of revenues. For each of the three months ended March 31, 2013 and 2012, the Company incurred shipping and handling costs of approximately $0.4 million.
Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of March 31, 2013 and December 31, 2012, the Company's financial instruments consisted principally of cash and cash equivalents, revolving line of credit, long-term debt and preferred stock warrant liability. See Note 2, “Fair Value Measurement,” to the financial statements for further information on the fair value of the Company's financial instruments.
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
Accounts receivable are reported net of an allowance for uncollectible accounts and contractual allowance adjustments. The process of estimating the collection of accounts receivable involves significant assumptions and judgments. Specifically, the accounts receivable allowance is based on management's analysis of current and past due accounts, collection experience in relation to amounts billed, changes in reimbursement levels, known contract terms, channel mix, any specific customer collection issues that have been identified and other relevant information. The Company's provision for uncollectible accounts is recorded as bad debt expense and included in general and administrative expenses. Historically, the Company has not experienced significant credit loss related to its customers or payors. Although the Company believes amounts provided are adequate, the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.
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
For each of the three months ended March 31, 2013 and 2012, the Company recorded amortization expense on intangible assets of approximately $5,000.
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
 Deferred Offering Costs
Deferred offering costs represent legal, accounting and other direct costs related to the Company's efforts to raise capital through the IPO. Costs related to the Company's IPO activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. Upon closing of the IPO, approximately $3.2 million of deferred offering costs were recorded as a reduction of the proceeds received.
Redeemable Convertible Preferred Stock
The Company had historically classified its redeemable convertible preferred stock, for which the Company did not control the redemption, outside of permanent equity. The Company had recorded redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs or discounts, and the carrying value was increased by periodic accretion to its redemption value. These increases were effected through charges against additional paid-in capital. Upon closing of the IPO on January 30, 2013, all outstanding redeemable convertible preferred stock as well as convertible preferred stock was reclassified to additional paid-in capital. Refer to the notes to the audited financial statements for the year ended December 31, 2012 included in the Form 10-K for details regarding the various features of the redeemable convertible preferred stock.
Preferred Stock Warrant Liability
The Company had historically accounted for its freestanding warrants to purchase the Company's Series E and Series F Redeemable Convertible Preferred Stock as liabilities at fair value on the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and the change in fair value, if any, was recognized as other expense. As a result of the IPO, all preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.
Concentration of Credit Risk and Other Risks
The Company derives its revenues from diagnostic testing services provided for patient care and contract research arrangements with institutional customers. The Company operates in one industry segment. Substantially all of the Company's historical revenues have been derived from the sale of the NMR LipoProfile test.
The Company's principal financial instruments subject to potential concentration of credit risk are cash equivalents and trade accounts receivable, which are unsecured. Through March 31, 2013, no material losses have been incurred.

Revenues from customers representing 10% or more of total revenues for the respective periods, are summarized as follows:

	Three months ended March 31,
	2013	2012
LabCorp	30%	29%
Health Diagnostics Laboratory	35	29
The Company’s accounts receivable due from these significant customers as a percentage of total accounts receivable was as follows as of the dates indicated:

	March 31, 2013	December 31, 2012
LabCorp	19%	39%
Health Diagnostics Laboratory	38	*
* Less than 10%.
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
Financing Costs
The Company capitalizes direct financing costs, which are included as other non-current assets on the Company's balance sheets. The Company accretes debt discounts, which are included as a direct deduction from the face amount of the financing. Debt financing costs and debt discounts are deferred and amortized to interest expense using the effective interest method over the life of the related debt. The related expense is included in interest expense in the Company's statements of comprehensive (loss) income.
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
The Company has adopted the accounting guidance for uncertainties in income taxes, which proscribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also proscribes a new treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of the date of adoption of this guidance, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during three months ended March 31, 2013 and 2012.
Advertising
Advertising costs, which are included in sales and marketing expenses, are expensed as incurred. Advertising expense was $0.2 million for each of the three-month periods ended March 31, 2013 and 2012.

Stock-Based Compensation
The Company accounts for stock-based compensation arrangements with employees and non-employee directors using a fair value method that requires the recognition of compensation expense for costs related to all stock-based payments, including stock options and restricted stock units. The fair value method requires the Company to estimate the fair value of stock options on the date of grant using an option pricing model. The fair value of restricted stock units is estimated based on the closing price of the Company's stock on the date of grant, and for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures.
Stock-based compensation costs for stock options are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term for the three months ended March 31, 2013 and 2012 represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The measurement of nonemployee share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are received.
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
Off-Balance Sheet Arrangements
Through March 31, 2013, the Company has not entered into any off-balance sheet arrangements, other than the operating leases described in Note 14, and does not have any holdings in variable interest entities.
Recent Accounting Pronouncements
In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. For public companies, the amendments that are subject to the transition guidance were effective for reporting periods beginning after December 15, 2012. Accordingly, the Company adopted this update on January 1, 2013. Adoption of this new guidance had no material impact on the Company's financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.   For public companies, the amendments that are subject to this update were effective for interim and annual reporting periods beginning after December 15, 2012. Accordingly, the Company adopted this update on January 1, 2013. Adoption of this new guidance had no material impact on the Company's financial statements.

2. Fair Value Measurement
As a basis for determining the fair value of certain of the Company's financial instruments, the Company utilizes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level I - Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•
Level II - Observable inputs, other than Level I prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level III - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company did not elect to report any of its non-financial assets or non-financial liabilities at fair value.
The fair value of the Company's revolving line of credit and long-term debt were estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate that approximates market rates. Such fair value measurements are categorized as Level II under the fair value hierarchy as of March 31, 2013.
The following table sets forth the carrying value and fair value of the Company's long-term debt as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Revolving Line of Credit	$—	$—	$4,990	$5,000
Long-Term Debt	16,139	15,734	16,389	15,708
Recurring Fair Value Measurements
The Company's financial instruments that are measured at fair value on a recurring basis consist only of cash equivalents and the preferred stock warrant liability prior to the completion of the IPO. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability.
Cash equivalents
All of the Company's cash equivalents, which include certificates of deposits and money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
Preferred stock warrant liability
The fair value determination of the Company's preferred stock warrant liability had historically required a number of assumptions, including significant unobservable inputs that reflect the Company's own assumptions about the assumptions a market participant would use in valuing the liability, and therefore was classified within Level III of the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of the Company's preferred stock warrant liability were (i) probability weighting of potential liquidity event outcomes, (ii) the implied value of the underlying preferred shares derived in the IPO scenario and (iii) the weighted average cost of capital (“WACC”). Significant increases (decreases) in the probability weighting of potential liquidity event outcomes and the implied value of the underlying preferred stock in isolation would historically resulted in a significantly higher (lower) fair value measurement. Conversely, significant increases (decreases) in the anticipated timing of a liquidity event and WACC inputs in isolation would historically resulted in a significantly lower (higher) fair value measurement.

The following table sets forth the Company's financial instruments that were measured at fair value as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy (in thousands):

	March 31, 2013			December 31, 2012
	Level I	Level III	Total	Level I	Level III	Total
Assets
Certificates of deposits	$—	$—	$—	$5,253	$—	$5,253
Money market funds	1,504	—	1,504	21,016	—	21,016
Total assets measured at fair value	$1,504	$—	$1,504	$26,269	$—	$26,269
Liabilities
Preferred stock warrant liability	$—	$—	$—	$—	$412	$412
Total liabilities measured at fair value	$—	$—	$—	$—	$412	$412
The change in the fair value of the Level III preferred stock warrant liability is summarized below (in thousands):

	Three months ended March 31,
	2013	2012
Fair value at beginning of period	$412	$229
Reclassification to additional paid in capital upon the IPO	(410)	—
Change in fair value recorded in other expense	(2)	125
Fair value at end of period	$—	$354
For the three months ended March 31, 2013, there were no transfers between Level I and Level II within the fair value hierarchy.
3. Cash and Cash Equivalents
Cash and cash equivalents consist of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Cash	$55,047	$4
Certificates of deposit	—	5,253
Money market funds	—	19,511
Total cash and cash equivalents	$55,047	$24,768
The Company has an arrangement with its primary bank that excess cash balances are transferred daily to an overnight sweep deposits account. At March 31, 2013, the balance in the overnight sweep deposits account totaling $5.7 million was invested in bank deposits which are classified as cash on the Company's balance sheet. At December 31, 2012, the balance in the overnight sweep deposits account totaling $19.5 million was invested in shares of a money market fund.

4. Accounts Receivable and Revenues
Accounts receivable, net, consists of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$8,470	$6,526
Less allowance for uncollectible accounts receivable	(1,372)	(1,377)
Accounts receivable, net	$7,098	$5,149
Activity for the allowance for uncollectible accounts receivable is as follows (in thousands):

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance at beginning of period	$1,377	$1,676
Provision for bad debt expense	156	818
Write-off, net of recoveries	(161)	(1,117)
Balance at end of period	$1,372	$1,377
Revenues consist of the following (in thousands):

	Three months ended March 31,
	2013	2012
Gross billings	$13,973	$14,321
Less contractual adjustments	(357)	(538)
Revenues	$13,616	$13,783

5. Property and Equipment
Property and equipment consists of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Laboratory equipment	$9,428	$9,415
Office equipment, furniture and fixtures	3,470	3,497
Leasehold improvements	3,053	2,652
Software	1,788	1,793
Construction in progress	6,027	5,778
	23,766	23,135
Less accumulated depreciation	(11,795)	(11,642)
Property and equipment, net	$11,971	$11,493
For the three months ended March 31, 2013 and 2012, the Company recorded depreciation expense of $0.4 million and $0.1 million, respectively.
For the three months ended March 31, 2013, the Company retired $0.2 million of fully depreciated assets. There were no such retirements for the three months ended March 31, 2012.

6. Restricted Cash
As of March 31, 2013 and December 31, 2012, money market funds totaling $1.5 million were pledged as security for the Company's office and laboratory space operating lease. These funds may be released by the bank upon the attainment of certain minimum benchmarks covering sales, cash flows and certain financial ratios.
7. Accrued Expenses
Accrued expenses consist of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Accrued wages and benefits	$1,353	$1,541
Accrued bonus	544	2,200
Other accrued liabilities	1,346	1,607
Total accrued expenses	$3,243	$5,348

8. Long-Term Debt and Line of Credit
The Company had total debt with a carrying value of $15.7 million as of March 31, 2013 and December 31, 2012. Long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Long-term debt to financial institutions	$16,000	$16,000
Less unamortized debt discount	(266)	(292)
Less current maturities of long-term debt	(953)	—
Long-term debt, less current maturities and unamortized debt discount	$14,781	$15,708
New Credit Facility
On December 20, 2012, the Company entered into a new credit facility with Square 1 and Oxford Finance and repaid the outstanding balance under a previous facility. The new facility consists of $16.0 million in term loans and a revolving line of credit of up to $6.0 million in borrowing capacity, subject to certain limitations relating to the Company's eligible accounts receivable. As of December 31, 2012, the Company had borrowed $5.0 million under the revolving line of credit. In connection with the new credit facility, the Company issued warrants to these financial institutions to purchase an aggregate of 73,564 shares of Series E redeemable convertible preferred stock at an exercise price of $4.35 per share. The Company determined the fair value of the warrants at issuance to be approximately $0.2 million. In connection with the IPO, the warrants converted into warrants to purchase common stock (see Note 10, "Preferred Stock Warrant Liability"). At March 31, 2013, total unamortized debt issuance costs incurred in connection with this new credit facility were $92,000.
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
During the three months ended March 31, 2013, the Company paid off outstanding balances under the revolving line of credit and there was no amount outstanding as of March 31, 2013. As of March 31, 2013 and December 31, 2012, the Company was in compliance with all financial and non-financial covenants under this credit facility.

9. Net (Loss) Income Per Share
Net (Loss) Income Per Share
The Company computes basic net (loss) income per share by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period, without consideration for common share equivalents. Diluted net (loss) income per share is computed on the basis of the weighted average number of shares of common stock plus dilutive potential common share equivalents during the period, consisting of incremental common shares deemed outstanding from the assumed exercise of common stock options, warrants and restricted stock units. The dilutive effect of common share equivalents is reflected in diluted earnings per shares by application of treasury stock method. Under the treasury stock method, earnings per share data is computed as if the common share equivalents were outstanding at the beginning of the period (or at the time of issuance, if later) and as if the funds obtained from exercise of the common share equivalents were used to purchase common stock at the average market price during the period.
Prior to the IPO, the Company computed net (loss) income per share in accordance with the accounting guidance regarding the computation of earnings or net loss per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in earnings and dividends. Basic net (loss) income per share was computed by dividing net (loss) income allocable to common stockholders, which was net (loss) income after deduction of any required returns to preferred stockholders prior to paying dividends to the common stock and assuming current income for the period had been distributed based on the respective rights of the common and preferred stockholders to receive dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share was computed on the basis of the weighted average number of shares of common stock plus dilutive potential common shares outstanding during the period. Since the Company's participating preferred stock was not contractually required to share in the Company's losses, in applying the two-class method to compute basic net (loss) income per share, no allocation was made to preferred stock if a net loss existed.
Because of their anti-dilutive effect, the following common stock equivalents, consisting of convertible preferred shares, redeemable convertible preferred shares, common stock options, warrants and restricted stock units, have been excluded from the diluted loss per share calculations for the respective periods presented:

	Three months ended March 31,
Anti-Dilutive Common Share Equivalents:	2013	2012
Convertible Preferred Stock (Series A, A-1, B, B-1, C, and C-1)	—	1,222,211
Redeemable Convertible Preferred Stock (Series D, D-1, E and F)	—	5,763,606
Common Stock Options and Warrants	2,361,516	11,640
Restricted Stock Units	53,286	—
	2,414,802	6,997,457

A reconciliation of the numerator and denominator used in the computation of basic and diluted net (loss) income per share allocable to common stockholders follows (in thousands, except share and per share data):

	Three months ended March 31,
	2013	2012
Historical net (loss) income per share:
Numerator:
Net (loss) income	$(2,848)	$1,269
Less: Undistributed earnings allocated to participating preferred shares	—	(1,021)
Net (loss) income attributable to common stockholders – basic	(2,848)	248
Add: Undistributed earnings re-allocated to common stockholders	—	133
Net (loss) income attributable to common stockholders – diluted	$(2,848)	$381
Denominator:
Weighted average common shares outstanding – basic	14,649,084	1,701,428
Dilutive effect of common stock equivalent shares resulting from common stock options and warrants	—	1,291,493
Weighted average common shares outstanding – diluted	14,649,084	2,992,921
Net (loss) income per common share:
Net (loss) income per share attributable to common stockholders – basic	$(0.19)	$0.15
Net (loss) income per share attributable to common stockholders – diluted	$(0.19)	$0.13
10. Equity Transactions and Share Based Compensation
Preferred Stock Warrant Liability
Prior to the IPO, the Company accounted for its freestanding warrants to purchase the Company's Series E and Series F Redeemable Convertible Preferred Stock as liabilities at fair value on its balance sheets. The warrants were subject to re-measurement at each balance sheet date, and the change in fair value, if any, was recognized as other expense. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing model. The estimated fair value of the Company calculated at each valuation date was allocated to the shares of redeemable convertible preferred stock, convertible preferred stock, warrants to purchase shares of redeemable convertible preferred stock, and common stock, using a “hybrid” approach of the probability-weighted expected return method and the option pricing model. This approach treats the various components of the Company's capital structure as a series of call options on the proceeds expected from the sale of the Company or the liquidation of the Company's assets in the future. This approach defines the securities' fair values as functions of the current fair value of the Company and assumptions based on the securities' rights and preferences. These call options were then valued using the Black-Scholes option pricing model. As a result, the option-pricing model requires a number of assumptions to estimate the fair value including the anticipated timing of a potential liquidity event, such as an initial public offering, remaining contractual terms of the warrant, risk-free interest rates, expected dividend yield and the estimated volatility of the price of the underlying securities. The anticipated timing of a liquidity event utilized in these valuations was based on then current plans and estimates of the Company's board of directors and management regarding the IPO. These assumptions were highly judgmental.
The fair values of outstanding Series E and Series F Redeemable Convertible Preferred Stock warrants were estimated using the Black-Scholes option-pricing model with the following assumptions as of:

	March 31, 2013	December 31, 2012
Expected term (in years)	—	0.25-0.5
Risk-free interest rate	—	0.0%-0.1%
Expected volatility	—	30%
Expected dividend rate	—	0%
The Company adjusted the liability for changes in fair value until the earlier of (i) exercise of the warrants, (ii) conversion of the warrants into warrants to purchase common stock upon an event such as the completion of the IPO or (iii) expiration of the warrants. Upon the completion of the IPO in January 2013, all warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase common stock, and the preferred stock warrant liability was reclassified into additional paid-in capital at its then fair value of $0.4 million.

As of March 31, 2013, the following warrants to purchase common stock were outstanding:

Issuance Date	Number of Shares	Exercise Price	Expiration Date
12/13/2006	6,689	$8.97	12/13/2013
2/7/2008	36,375	8.97	2/7/2015
3/31/2011	6,689	8.97	3/31/2018
12/20/2012	35,677	8.97	12/20/2022
Equity Incentive Plans
On September 12, 1997, the Company's Board of Directors adopted the Stock Option Plan (the "1997 Plan") to create an additional incentive for key employees, directors and consultants or advisors of the Company. Both incentive stock options, which meet the requirements of Section 422 of the Internal Revenue Code, and nonqualified stock options, could be granted under the 1997 Plan. The exercise price of all options was determined by the Board of Directors, provided that such price for incentive stock options was not to be less than the estimated fair market value of the Company’s stock on the date of grant. The options vest based on terms in the stock option agreements (generally over four years) and are exercisable after they have been granted for up to ten years from the date of grant. The 1997 Plan expired on September 12, 2007.
On October 25, 2007, the Company's Board of Directors adopted the 2007 Stock Incentive Plan (the "2007 Plan") to replace the expired 1997 Plan. The terms of the 2007 Plan are consistent with those of the 1997 Plan. On May 24, 2012, the Company's Board of Directors adopted, and stockholders subsequently approved, the 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan became effective immediately upon the completion of the IPO in January 2013, and no further shares will be issued under the 2007 Plan. The 2012 Plan will terminate on May 24, 2022, unless sooner terminated by the Company's Board of Directors.
Restricted Stock Units
On March 1, 2013, the Company's Board of Directors approved and granted restricted stock units ("RSUs") for an aggregate of 53,286 shares of common stock to certain of the Company's employees. The RSUs vest 100% on the three-year anniversary of the grant date. The fair value of RSUs is estimated based on the closing price of the underlying common stock on the date of grant. For the purposes of expense recognition, the total number of shares expected to vest is adjusted for estimated forfeitures and the expense is recognized on a straight-line basis over the requisite service period. The weighted average grant date fair value of the RSUs was $9.65 per share. As of March 31, 2013, there was $0.4 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.9 years.
Stock Options
During the three months ended March 31, 2013, the Board of Directors authorized and granted common stock options from the 2012 Plan to employees and directors as follows:

Issuance Date	Number of Shares	Exercise Price	Weighted Average Fair Value
3/1/2013	296,419	$9.65	$4.31
The Company estimates the fair value of its stock options on the grant date, using the Black-Scholes option pricing model. The fair value of both employee and non-employee director options is being amortized on a straight-line basis over the requisite service period of the awards. The exercise price of stock options was equal to the closing market price of the underlying common stock on the grant date. The weighted average assumptions used in the Black-Scholes valuation model for equity awards granted for the three-month period ended March 31, 2013 are shown in the table below. There were no options issued for the three-month period ended March 31, 2012.

The Company determined the options' life based upon the use of the simplified method. As a newly public company, sufficient history to estimate the volatility and dividend yield of the Company's common stock is not available. The Company elected to utilize a peer group of comparable companies as a basis for the expected volatility assumption and dividend yield. The Company intends to continue to consistently apply this process using the peer group of comparable companies until sufficient amount of historical information becomes available. The risk-free interest rate is based upon the yield of an applicable U.S. Treasury instrument.
The fair value of these stock options was estimated using the following weighted average assumptions:

Three months ended March 31, 2013
Expected dividend yield	0.0%
Risk-free interest rate	1.0%
Expected volatility	46.0%
Expected life (in years)	6.1
The Company recognized non-cash stock-based compensation expense to employees in its research and development, sales and marketing and general and administrative functions as follows (in thousands):

	Three months ended March 31,
	2013	2012
Cost of revenues	$7	$3
Research and development	102	42
Sales and marketing	43	44
General and administrative	99	57
Total:	$251	$146
The following table summarizes information about stock options outstanding as of March 31, 2013:

	Total Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$1.87 – $2.49	796,212	$2.44		795,425	$2.44
$3.88 – $4.23	262,340	3.92		262,340	3.92
$5.15	57,209	5.15		57,204	5.15
$5.63	223,321	5.63		198,580	5.63
$6.89	159,923	6.89		118,640	6.89
$9.01	93,023	9.01		48,057	9.01
$9.65	296,419	9.65		266	9.65
$9.84	44,017	9.84		25,818	9.84
$11.11	29,100	11.11		16,566	11.11
$11.44	231,296	11.44		109,334	11.44
$12.80	83,226	12.80		24,915	12.80
	2,276,086	6.06	6.5	1,657,145	4.61	5.5

11. Related-Party Transactions
On May 12, 1997, the Company entered into a license agreement with North Carolina State University ("North Carolina State"). Under the terms of the agreement, North Carolina State granted the Company an exclusive, worldwide license, including patent rights, to technology related to measuring lipoprotein levels using NMR spectroscopy. The Company paid an initial license fee and made a commitment to fund future collaborative research for $25,000. The Company is required to pay certain royalties based on net sales, subject to a minimum annual royalty. The agreement also requires the Company to commercialize the patent rights. The agreement shall remain in effect until the expiration of the last-to-expire patent covered by the agreement. Dr. James Otvos, the Chief Scientific Officer of, and a principal stockholder of, the Company, is an Adjunct Professor of Biochemistry at North Carolina State. There was $2,500 in accrued license royalties due to North Carolina State as of March 31, 2013. As of December 31, 2012, the accrued license royalties due to North Carolina State totaled approximately $5,000.
12. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. For each of the three-month periods ended March 31, 2013 and 2012, no provision or benefits for income taxes have been recorded. The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company's assessment regarding the realizability of these net deferred tax assets in future periods. The Company also does not anticipate being subject to the alternative minimum tax due to the available exemptions such as research and development credit carryforwards. At March 31, 2013, the Company had no unrecognized tax benefits that would affect the Company's effective tax rate. The Company's effective tax rate for each of the three-month periods ended March 31, 2013 and 2012 was 0%.
13. Employee Benefit Plan
The Company has adopted a defined contribution plan (the "Employee Benefit Plan") that qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company who have attained 21 years of age are eligible for participation in the Employee Benefit Plan after ninety days of employment. The effective date of the Employee Benefit Plan was September 1, 1998.
Under the Employee Benefit Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. Effective January 1, 2002, the Employee Benefit Plan includes an employer match of 25% of the first 6% an eligible participant contributes to the Employee Benefit Plan. On July 1, 2012, the Company increased its employer match from 25% to 50%. During the three months ended March 31, 2013 and 2012, the Company paid $0.2 million and $70,000, respectively, in employer match contributions to the Employee Benefit Plan.
14. Commitments and Contingencies
Leases
The Company leases an aggregate of approximately 83,000 square feet of office and laboratory space under an escalating lease agreement that expires September 30, 2022. In connection with the lease, the Company obtained a $1.5 million letter of credit that is secured by restricted cash (see Note 6).
The Company also leases office equipment and software license through operating leases.
Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled $0.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.
Property and equipment includes the following amounts financed under capital leases as of (in thousands):

	March 31, 2013	December 31, 2012
Office equipment	$182	$182
Less accumulated depreciation	(182)	(182)
Property and equipment under capital leases, net	$—	$—
Purchase Obligations
The Company has outstanding purchase obligations, relating to the purchase of hardware components from third-party manufacturers for the Vantera system, in the amount of $3.9 million as of March 31, 2013.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the fiscal year ended December 31, 2012 appearing in our Annual Report on Form 10-K filed with the SEC on March 27, 2013.
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
We have incurred significant losses since our inception. As of March 31, 2013, our accumulated deficit was $50.8 million. We expect to incur significant operating losses for the next several years as we seek to establish the NMR LipoProfile test as a clinical standard of care for managing a patient's risk of cardiovascular disease.

Financial Operations Overview
Revenues
Substantially all of our revenues are currently derived from sales of our NMR LipoProfile test to clinical diagnostic laboratories, physicians and other healthcare professionals for use in patient care. For the three months ended March 31, 2013 and 2012, sales of the NMR LipoProfile test represented approximately 96% and 93%, respectively, of our total revenues. The remainder of our revenues is derived from sales of standard analytical chemistry tests, which we refer to as ancillary tests, requested by clinicians in conjunction with our NMR LipoProfile test, as well as revenue from research contracts. Ancillary tests are non-FDA approved blood tests that any clinical laboratory can process. Customers may order these tests from us at the same time as the NMR LipoProfile test for convenience. These tests are not run on our NMR technology platform, but instead are run on a traditional chemistry analyzer. We anticipate that the proportion of our revenues represented by sales of the NMR LipoProfile test will continue to increase as we increase the number of these tests performed for our customers.
The following table presents our revenues by service offering and source:

	Three months ended March 31,
	2013	2012
	(in thousands)
Revenues:
NMR LipoProfile tests	$13,090	$12,867
Ancillary tests	308	513
Research contracts	218	403
Total revenues	$13,616	$13,783
Our revenues are driven by both test volume and the average selling price of our NMR LipoProfile test. We expect to increase the proportion of our business conducted on a wholesale basis through clinical diagnostic laboratories as compared to our direct distribution channel in which clinicians order the test directly from us. We expect this trend to continue as we decentralize access to our NMR LipoProfile test by placing the Vantera system directly in third-party laboratories. For direct sales, the price we ultimately receive depends upon the level of reimbursement from Medicare or commercial insurance carriers. Clinical diagnostic laboratories purchase our test at prices that we negotiate with them, which will continue to be the case for NMR LipoProfile tests performed using the Vantera system, whether the analyzer is located on-site at the customer's laboratory or at our own facility. These clinical diagnostic laboratories are responsible for obtaining reimbursement from third-party payors or directly from patients. The average selling price of our tests sold to these laboratories is less than that for tests we sell directly to clinicians. We expect that our overall average selling price will continue to decline in the near future, as we increase the proportion of our business conducted on a wholesale basis through clinical diagnostic laboratories. We expect this trend to continue as we place the Vantera system in third-party laboratories, as the price we receive for a test performed on-site at third-party laboratories using the Vantera system will generally be less than the price for the same test performed at our own facility. We do not, however, expect that our revenues, income from operations or liquidity will be materially affected by an erosion of average selling price due to changes in the channel mix, as we believe that the increase in test volumes through these laboratories and the number of laboratory customers offering our NMR LipoProfile tests will outweigh the impact of decreases in average selling price, especially if demand increases for Vantera system placements.
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
Our revenues from ancillary tests, while a diminishing portion of our business, are similarly dependent upon our rates of reimbursement from various payor sources. For example, Medicare reimbursement rates are established by the Centers for Medicare and Medicaid Services, or CMS, each year. Changes in Medicare reimbursement rates are dependent on a number of factors that we cannot predict. Reductions in reimbursement rates for these ancillary tests would reduce our overall revenues from these tests.

Cost of Revenues and Operating Expenses
We allocate certain overhead expenses, such as costs associated with information technology, rent, utilities, insurance and depreciation of general office assets to cost of revenues and operating expense categories based on headcount and facility usage. As a result, an overhead expense allocation is reflected in cost of revenues and each operating expense category.
Cost of Revenues and Gross Margin
Cost of revenues consists of direct labor expenses, including employee benefits and stock-based compensation expenses, cost of laboratory supplies, freight costs, depreciation of laboratory equipment, leasehold improvements, royalties paid under license agreements and certain allocated overhead expenses. Since the Vantera system became commercially available in December 2012, our placement costs and associated service and maintenance support have been included in cost of revenues. We expect these expenses to increase in absolute dollars as we support our customers' use of the Vantera system, although we expect these increased expenses to be offset by increased revenues from additional test volume. During the three months ended March 31, 2013 and 2012, our cost of revenues represented approximately 21% and 17% , respectively, of our total revenues.
Our gross profit represents total revenues less the cost of revenues, and gross margin is gross profit expressed as a percentage of total revenues. Our gross margins were approximately 79% and 83%, respectively, for the three months ended March 31, 2013 and 2012. We expect our overall cost of revenues to increase in absolute dollars and as a percentage of total revenues as we continue to increase our volume of tests performed, including tests performed by third-party laboratories using the decentralized Vantera system.
Research and Development Expenses
Our research and development expenses include those costs associated with performing research and development activities, such as personnel-related expenses, including stock-based compensation, fees for contractual and consulting services, travel costs, laboratory supplies, fees associated with collaboration agreements and allocated overhead expenses. We expense all research and development costs as incurred.
During the three months ended March 31, 2013 and 2012, our research and development expenses represented approximately 23% and 16%, respectively, of our total revenues. We expect that our overall research and development expenses will continue to increase in absolute dollars as we develop additional in vitro diagnostic assay candidates that can be performed using the Vantera system.
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
During the three months ended March 31, 2013 and 2012, our sales and marketing expenses represented approximately 49% and 40%, respectively, of our total revenues. We expect our sales and marketing costs to increase, both in absolute dollars as well as a percentage of our total revenues, as we expand our sales force, increase our geographic presence, and increase marketing and medical education to drive awareness and adoption of the NMR LipoProfile test.
General and Administrative Expenses
Our general and administrative expenses include costs for our executive, accounting and finance, legal, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including stock-based compensation and professional services fees, such as consulting, audit, tax and legal fees, medical device excise tax, general corporate costs and allocated overhead expenses, and bad debt expense. We expense all general and administrative expenses as incurred.

During the three months ended March 31, 2013 and 2012, our general and administrative expenses represented approximately 24% and 16%, respectively, of our total revenues. We expect that our general and administrative expenses will increase, primarily due to the impact of the medical device excise tax, described below, and the costs of operating as a public company, such as additional legal, accounting and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act of 2002 and investor relations expenses.
Medical Device Excise Tax
In March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, or the PPACA. The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. Regulations implementing the tax were finalized in December 2012, but the long-term impact to our company remains uncertain as some members of Congress are working to delay enactment of the tax. While we continue to evaluate the impact of this tax on our overall business, this tax is applicable to the sales of our NMR LipoProfile tests and could adversely affect our results of operations, cash flows and financial condition. During the quarter ended March 31, 2013, our sales of the NMR LipoProfile test resulted in excise taxes of $0.3 million from this tax, which we have recorded in the statements of comprehensive (loss) income as general and administrative expense.
Other Expense
Interest income consists of interest earned on our cash and cash equivalents. During the three months ended March 31, 2013 and 2012, this income has not been material, although we expect our interest income to increase as we invest the net proceeds from our initial public offering.
Interest expense consists primarily of interest expense on our loan balances and the amortization of debt discounts and debt issuance costs. We amortize both debt discounts and debt issuance costs over the life of the loan and report them as interest expense in our statements of comprehensive income.
In December 2012, we refinanced and paid off our then existing indebtedness with Square 1 Bank (or Square 1), which was comprised of a term loan with an outstanding balance of $3.8 million and revolving line of credit with an outstanding balance of $3.5 million. As part of the refinancing, we now have term loans from Oxford Finance with an outstanding balance of $9.8 million as of March 31, 2013, net of debt discount in the amount of $0.2 million, and a term loan from Square 1 with an outstanding balance of $5.9 million as of March 31, 2013, net of debt discount in the amount of $77,000, as well as a new revolving line of credit with Square 1 with a maximum borrowing capacity of $6.0 million and no outstanding balance as of March 31, 2013. Under the new credit facility, the term loans carry a fixed interest rate of 9.5%, while advances under the line of credit will continue to carry a variable interest rate equal to the greater of 6.25% or Square 1's prime rate plus 3.0%.
Other (expense) income primarily consists of costs incurred as a result of changes in the fair value of our preferred stock warrant liability and gains and losses on sale or disposal of assets. Prior to our IPO, the fair value of preferred stock warrants was re-measured at the end of each reporting period prior to our initial public offering, and changes in fair value were recognized in other (expense) income. Upon completion of our initial public offering in January 2013, the preferred stock warrants automatically converted into warrants to purchase common stock and no further changes in fair value will be recognized in other (expense) income.

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
We believe that of our significant accounting policies, which are described in Note 1 to our financial statements appearing elsewhere in this report, we believe the following accounting policies involve a greater degree of judgment and complexity. A critical accounting policy is one that is both material to the preparation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations:

•	revenue recognition;

•	accounts receivable and allowance for uncollectible accounts receivable;

•	stock-based compensation expense; and

•	income taxes.
During the three months ended March 31, 2013, there were no significant changes in our critical accounting policies or estimates. See Note 1 to our financial statements included in this Quarterly Report on Form 10-Q and under the heading "Description of Business and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 27, 2013, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.
Results of Operations
Comparison of Three Months Ended March 31, 2013 and 2012
The following table sets forth, for the periods indicated, the amounts of certain components of our statements of comprehensive (loss) income and the percentage of total revenues represented by these items, showing period-to-period changes.

	Three months ended March 31,				Period-to-period change
	2013	% of Revenues	2012	% of Revenues	Amount	Percentage
	(in thousands, except for percentages)
Revenues	$13,616	100.0%	$13,783	100.0%	$(167)	(1.2)%
Cost of revenues	2,850	20.9	2,318	16.8	532	23.0
Gross profit	10,766	79.1	11,465	83.2	(699)	(6.1)
Operating expenses:
Research and development	3,132	23.0	2,147	15.6	985	45.9
Sales and marketing	6,659	48.9	5,565	40.4	1,094	19.6
General and administrative	3,307	24.3	2,250	16.3	1,057	47.0
Total operating expenses	13,098	96.2	9,962	72.3	3,136	31.5
(Loss) income from operations	(2,332)	(17.1)	1,503	10.9	(3,835)	*
Total other expense	(516)	(3.8)	(234)	(1.7)	(282)	*
(Loss) income before taxes	(2,848)	(20.9)	1,269	9.2	(4,117)	*
Net (loss) income	$(2,848)	(20.9)%	$1,269	9.2%	$(4,117)	*
 * Percentage not meaningful

Revenues
Total revenues decreased by 1.2% to $13.6 million for the three months ended March 31, 2013 from $13.8 million for the three months ended March 31, 2012. Revenues from sales of our NMR LipoProfile test increased to $13.1 million for the three months ended March 31, 2013 from $12.9 million for the three months ended March 31, 2012, resulting from growth in the number of NMR LipoProfile tests sold, particularly to our clinical diagnostic laboratory customers.
The overall number of NMR LipoProfile tests increased by 9% to approximately 518,000 tests for the three months ended March 31, 2013 from approximately 477,000 tests for the three months ended March 31, 2012. This volume growth reflected the impact of an increase in the number of our sales representatives and greater geographic coverage of our sales force, as well as increased market acceptance of our test. The overall average selling price of NMR LipoProfile tests decreased 6.4%, to $25.25 for the three months ended March 31, 2013 from $26.99 for the three months ended March 31, 2012. This decrease in average selling price was primarily the result of certain reductions in price for some clinical laboratory customers based on their achievement of higher test volumes set forth in their agreements with us, as well as the continuing shift in channel mix toward high-volume clinical laboratory customers. The percentage of our total NMR LipoProfile tests sold through direct distribution channels decreased from 6% for the three months ended March 31, 2012 to 3% for the three months ended March 31, 2013. This continued shift reflects our current strategy of accelerating the adoption of our NMR LipoProfile test through clinical diagnostic laboratories, which we expect will result in fewer tests ordered through direct channels and an overall decrease in average selling price.
Revenues from sales of ancillary tests decreased to $0.3 million for the three months ended March 31, 2013 from $0.5 million for the three months ended March 31, 2012. The decrease in revenues from these ancillary tests was primarily driven by the shift in testing mix and an overall reduction of reimbursement rates from Medicare. Revenues from our clinical research clients were approximately $0.2 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.
Cost of Revenues and Gross Margin
Cost of revenues increased by 23.0%, to $2.9 million for the three months ended March 31, 2013 from $2.3 million for the three months ended March 31, 2012. This increase resulted primarily from the increase in the number of NMR LipoProfile tests sold to patient care clients during the three months ended March 31, 2013. This additional testing volume resulted in higher material costs and required additional personnel, which increased our compensation, benefit and allocated costs. We also experienced higher costs associated with site preparation, instrument installation and customer service support as we prepared for the launch of the Vantera system at third-party customer sites. Gross profit as a percentage of total revenues, or gross margin, decreased to 79.1% for the three months ended March 31, 2013 from 83.2% for the three months ended March 31, 2012. The decrease we experienced in gross margin resulted primarily from the costs incurred in 2013 associated with the launch of the Vantera system at third-party customer sites.
Research and Development Expenses
Research and development expenses increased by 45.9% to $3.1 million for the three months ended March 31, 2013 from $2.1 million for the three months ended March 31, 2012. This increase was partially the result of $0.4 million in higher salaries and benefits due to increased headcount within our research and development function, including recruiting fees and stock-based compensation expense for stock option grants and restricted stock unit grants to certain research and development employees. The total number of our research and development employees increased to 48 at March 31, 2013 from 42 at March 31, 2012. We also experienced a $0.4 million increase in consulting fees for conducting external research and development studies in support for our publication efforts and other engineering projects and $0.2 million in higher allocated expenses due to increases in information technology and facility costs. As a percentage of total revenues, research and development expenses increased to 23.0% for the three months ended March 31, 2013, as compared to 15.6% for the three months ended March 31, 2012.

Sales and Marketing Expenses
Sales and marketing expenses increased by 19.6%, to $6.7 million for the three months ended March 31, 2013 from $5.6 million for the three months ended March 31, 2012. This increase was primarily driven by an increase of $1.2 million in compensation and benefit costs, training, and travel and entertainment-related expenses as a result of the growth and expansion of our sales organization. The total number of our sales and marketing employees increased to 86 at March 31, 2013 from 68 at March 31, 2012. These increases were partially offset by $0.1 million in lower marketing expenses resulting from the timing of various marketing programs and campaign efforts. As a percentage of total revenues, sales and marketing expenses increased to 48.9% for the three months ended March 31, 2013 from 40.4% for the three months ended March 31, 2012.
General and Administrative Expenses
General and administrative expenses increased by 47.0%, to $3.3 million for the three months ended March 31, 2013 from $2.3 million for the three months ended March 31, 2012. The increase was primarily attributable to $0.5 million in higher professional fees, largely from additional accounting, tax, legal and consulting fees associated with the expansion of our business operations and compliance obligations in connection with becoming a publicly traded company. In addition to professional fees, we also experienced an increase of $0.3 million in higher salaries and benefits within our general and administrative function, including stock-based compensation expense for stock options and restricted stock units granted to certain members of our management team. The total number of our general and administrative employees increased to 34 at March 31, 2013 from 30 at March 31, 2012. We also incurred $0.3 million in tax liability as a result of the new U.S. medical device excise tax that became applicable to sales of the NMR LipoProfile test in January 2013.
Our bad debt expense decreased by $0.1 million to $0.2 million for the three months ended March 31, 2013 from $0.3 million for the three months ended March 31, 2012. As a percentage of total revenues, bad debt expense decreased to 1.1% for the three months ended March 31, 2013 from 1.9% for the three months ended March 31, 2012. The decrease in bad debt expense, both in absolute dollars and as a percentage of total revenues, resulted primarily from the shift of our customer mix towards clinical diagnostic laboratories, from which we typically experience higher collection rates.
As a percentage of total revenues, general and administrative expenses increased to 24.3% for the three months ended March 31, 2013, compared to 16.3% for the three months ended March 31, 2012.
Other Expense
Other expense increased to $0.5 million for the three months ended March 31, 2013 from $0.2 million for the three months ended March 31, 2012. The increase was primarily attributable to a $0.4 million increase in interest expense compared to the prior year period, due to higher average principal amounts outstanding on our indebtedness during 2013. This increase was partially offset by a $0.1 million decrease in other expense as a result of changes in the fair value of our preferred stock warrant liability between the periods.
Seasonality
Our financial results may vary significantly from quarter to quarter as a result of many factors, many of which are outside our control. For example, we expect that the volume of the NMR LipoProfile tests ordered will generally decline during the summer months and holiday periods, when patients are less likely to visit their healthcare providers. As a result, comparison of our results of operations for successive quarters may not accurately reflect trends or results for the full year. Our historical results should not be considered a reliable indicator of our future results of operations.
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

Liquidity and Capital Resources
Sources of Liquidity
Prior to our IPO in January 2013, we funded our operations principally through private placements of our capital stock, bank borrowings and, since 2009, cash flows from operations. Prior to the IPO, we had raised approximately $58.7 million from the sale of common stock and convertible preferred stock to third parties. The last of these equity financing transactions occurred in 2006.
In February 2008, we entered into a credit facility with Square 1 that provided for a term loan of $4.5 million and a revolving line of credit of up to $3.0 million. We entered into a series of amendments to this credit facility with Square 1 to, among other things, increase the term loan to $6.0 million and the revolving line of credit capacity to $4.0 million. Interest on the term loan accrued at a variable annual rate equal to the greater of 7.25% or the prime rate plus 3.75%. Interest on amounts borrowed under the line of credit accrued at a variable annual rate equal to the greater of 6.25% or Square 1's prime rate plus 3.00%. We were required only to make interest payments on the term loan through December 31, 2011. Repayments of principal amounts due under the term loan commenced in January 2012 and were scheduled to continue in 30 monthly installments through June 2014. As of September 30, 2012, we owed $4.2 million under the term loan, and $3.5 million under the revolving line of credit, which was scheduled to mature in May 2013.
In December 2012, we entered into a new credit facility with Square 1 and Oxford Finance and repaid the foregoing loans in full. The new credit facility provides for term loans from Oxford Finance of $10.0 million, a term loan from Square 1 of $6.0 million and a new revolving line of credit of up to $6.0 million. Our borrowing capacity under the line of credit is subject to borrowing base limitations related to our eligible accounts receivable. Interest on the term loans accrues at a fixed annual rate of 9.5%, while advances under the line of credit continue to carry a variable interest rate equal to the greater of 6.25% or the prime rate plus 3.0%. We are required only to make interest payments on the term loans through January 2014, and then repayments of principal and interest amounts due under the term loans will continue in monthly installments through July 2016. As of March 31, 2013, we did not have any outstanding borrowings under the revolving line of credit and therefore had up to $6.0 million in available borrowing capacity. The revolving line of credit matures in December 2013.
Borrowings under the credit facility are secured by substantially all of our assets other than our intellectual property. The covenants set forth in the loan and security agreement require, among other things, that we maintain a specified liquidity ratio, measured monthly, that begins at 1.25 and is reduced to 1.0 over the term of the agreement, and that we achieve minimum three-month trailing revenue levels during the term of the agreement, which are based on 80% of our projected revenue levels. In addition, the loan and security agreement requires that our projections provided to the lenders include annual projected revenues of at least $55 million. As of December 31, 2012, our liquidity ratio was 2.45, and that ratio increased to 11.07 as of March 31, 2013, as a result of the receipt of proceeds from our initial public offering in January 2013. If we fail to comply with the covenants and our other obligations under the credit facility, the lenders would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility. We are currently in compliance with all required covenants.
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
Initial Public Offering
On January 30, 2013, we completed our IPO in which we sold 5,750,000 shares of common stock and received net proceeds of approximately $44.4 million, after deducting underwriting discounts and offering-related expenses paid by us. Upon closing of the IPO, all of the redeemable convertible preferred stock then outstanding automatically converted into 6,994,559 shares of common stock. Concurrently with the closing of the IPO, we paid $5.2 million to holders of our Series F redeemable convertible preferred stock in full satisfaction of accrued dividends on such shares immediately prior to their conversion to common stock. In addition, outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase common stock, and our preferred stock warrant liability of $0.4 million as of January 30, 2013 was reclassified to additional paid-in capital.

Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the
	three months ended March 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$55,047	$9,854
Accounts receivable, net	7,098	7,092

Operating activities	$(5,764)	$(977)
Investing activities	(1,241)	(1,101)
Financing activities	37,284	(551)
Net increase (decrease) in cash and cash equivalents	$30,279	$(2,629)
Our cash and cash equivalents at March 31, 2013 and March 31, 2012 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.
Restricted cash, which totaled $1.5 million at March 31, 2013 and March 31, 2012, is not included in cash and cash equivalents. Restricted cash consists primarily of money market funds that secure letters of credit related to operating leases for our office and laboratory space.
Cash Flows for the Three Months Ended March 31, 2013 and 2012
Operating Activities
Net cash used by operating activities was $5.8 million during the three months ended March 31, 2013, which included a net loss of $2.8 million partially offset by net non-cash items of $0.7 million. Non-cash items for the three months ended March 31, 2013 consisted primarily of depreciation and amortization expense of $0.4 million and stock-based compensation expense of $0.3 million. We also had a net cash outflow from changes in operating assets and liabilities of $3.6 million during the year. The significant items in the changes in operating assets and liabilities included an increase of $1.9 million in accounts receivable, an increase of $0.3 million in prepaid expenses and a decrease of $1.3 million in accounts payable, accrued liabilities and other current liabilities. The increase in accounts receivable was due primarily to the timing of collections. The decrease in accounts payable, accrued expenses and other current liabilities was due primarily to the timing of disbursements.
Net cash used by operating activities was $1.0 million during the three months ended March 31, 2012, which included net income of $1.3 million and net non-cash items of $0.4 million. Non-cash items for the three months ended March 31, 2012 consisted primarily of stock-based compensation expense of $0.1 million, depreciation and amortization expense of $0.1 million and $0.1 million in expense incurred due to changes in the fair value of our preferred stock warrant liability. We also had a net cash outflow of $2.7 million from changes in operating assets and liabilities during the period. The significant items in the changes in operating assets and liabilities included an increase in accounts receivable of $1.5 million, a decrease in current liabilities of $1.4 million, offset by a decrease in prepaid expenses of $28,000 and an increase in other long-term liabilities of $0.2 million. The increase in accounts receivable was due primarily to the growth in our revenues. The decrease in accounts payable, accrued expenses and other current liabilities was due primarily to the timing of disbursements.
Growth in the number of NMR LipoProfile tests we perform, the impact of other revenue and expenses and the timing and amount of future working capital changes will affect the future amount of cash used in or provided by operating activities.

Investing Activities
Net cash used in investing activities was $1.2 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively. The amounts related primarily to purchases of property and equipment and costs associated with maintaining our patent and trademark portfolio. The purchases of property and equipment during the three months ended March 31, 2013 were primarily for leasehold improvements related to our facilities, computer and furniture for general office use due to increased headcount as well as IT equipment used in test production. The purchases of property and equipment during the three months ended March 31, 2012 were primarily for hardware components purchased from third-party manufacturers for the Vantera system not yet put into service. The capitalized patent and trademark costs during the three months ended March 31, 2013 and 2012 were primarily for pending domestic and international patent applications.
Financing Activities
Net cash provided by financing activities was $37.3 million during the three months ended March 31, 2013, consisting primarily of net proceeds from issuance of common stock in connection with our IPO of $47.4 million, net of $4.4 million of underwriting discounts and commissions, and net proceeds from exercises of stock options and warrants of $0.1 million, partially offset by Series F accrued dividend payments of $5.2 million and repayment in full of our revolving line of credit in the amount of $5.0 million.
Net cash used in financing activities was $0.6 million during the three months ended March 31, 2012, consisting primarily of term loan repayments of $0.4 million and cash outlays for deferred offering costs of $0.2 million in connection with our IPO.
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
If our cash balances and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or convertible debt securities or enter into an additional credit facilities or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders, and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.
Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section “Risk Factors” of this Quarterly Report. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect.

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
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 27, 2013.
Recent Accounting Pronouncements
In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. For public companies, the amendments that are subject to the transition guidance became effective for reporting periods beginning after December 15, 2012. Accordingly, we adopted this update on January 1, 2013. The adoption of this new guidance had no material impact to our financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.   For public companies, the amendments that are subject to this update are effective for interim and annual reporting periods beginning after December 15, 2012. Accordingly, we adopted this update on January 1, 2013. The adoption of this new guidance had no material impact to our financial position, results of operations or cash flows.

JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.
As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenues of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") for a period of at least 12 months, and (c) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an emerging growth company until as late as December 31, 2018. Under the JOBS Act, emerging growth companies that become public can delay adopting new and revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards following the completion of our IPO and, therefore, we will be subject to the same new or revised accounting standards as other companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes.
Interest Rate Sensitivity
Cash and Cash Equivalents. As of March 31, 2013, we had cash and cash equivalents of $55.0 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested in interest-bearing certificates of deposit and money market funds. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation and mainly consists of investments with short maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
Term Loan and Line of Credit. Our primary exposure to market risk is interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates. Under the new credit facility, the term loans carry a fixed interest rate of 9.5%, while advances under the line of credit carry a variable interest rate equal to the greater of 6.25% or Square 1's prime rate plus 3.0%. On March 29, 2013, we paid off the outstanding balance under the revolving line of credit. As of March 31, 2013, we had debt obligations of $15.7 million consisted of term loans under our credit facilities with Oxford Finance and Square 1. Since the interest rate on our term loans is fixed, we are not exposed to market risk from changes in interest rates as it relates to this interest-bearing obligations. We have not entered into, and do not expect to enter into, hedging arrangements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three-month period ended March 31, 2013 covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.
Item 1A. Risk Factors
Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q, as well as general economic and business risks, together with any other documents we file with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.
Risks Related to Our Business and Strategy
Our ability to successfully execute our strategy is dependent on our achieving greater market acceptance of the NMR LipoProfile test.
Our ability to generate revenue depends on our successful marketing of the NMR LipoProfile test. The NMR LipoProfile test accounted for 96% of our revenues for the three months ended March 31, 2013 and 94% of our revenues for the year ended December 31, 2012. We expect that our revenues and profitability will depend on sales of the NMR LipoProfile test for the foreseeable future.
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
When seeking testing and management recommendations for coronary heart disease, or CHD, many physicians and other clinicians look to clinical guidelines published by influential organizations. Such organizations include the National Cholesterol Education Program, or NCEP, an authority on cholesterol management overseen by the National Heart, Lung and Blood Institute, or NHLBI, part of the National Institutes of Health, and the AHA. The NMR LipoProfile test is not currently included in guidelines published by NCEP or the AHA. If we are not successful in our strategy of gaining inclusion in the guidelines published by these or other organizations, it could ultimately limit market adoption of the NMR LipoProfile test.
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
For the three months ended March 31, 2013 and the year ended December 31, 2012, we generated 88% and 84% of our revenues, respectively, from clinical diagnostic laboratory customers. Sales to one of these laboratories, Health Diagnostics Laboratory, Inc., accounted for 35% of our revenues for the three months ended March 31, 2013 and 32% of our revenues for the year ended December 31, 2012. Sales to a second laboratory customer, Laboratory Corporation of America Holdings, or LabCorp, accounted for 30% of our revenues for the three months ended March 31, 2013 and 33% of our revenues for the year ended December 31, 2012.

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
Although we generated net income for the year ended December 31, 2012, we have incurred significant losses since our inception. As of March 31, 2013, we had an accumulated deficit of $50.8 million. We anticipate experiencing losses for the next several years as we increase expenses in pursuit of our growth strategy and our efforts to increase market share for the NMR LipoProfile test, place the Vantera system in third-party clinical diagnostic laboratories, and develop new personalized diagnostic tests.
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
We have limited experience in selling and marketing the NMR LipoProfile test nationally, and we have only limited experience in placing and servicing the Vantera system in third-party clinical diagnostic laboratories for commercial purposes. We intend to hire a significant number of additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. Our new sales personnel may be less efficient and productive than our more experienced, existing sales personnel. We may also face competition from other companies in these industries, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel on a timely basis, or at all, our business will suffer.
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
Our industry is characterized by rapid technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of our expertise or in areas that have unproven market demand, and the utility and value of new tests that we develop may not be accepted in the market. Our inability to gain market acceptance of new tests could harm our future operating results. Further, if new research or clinical evidence or economic comparative evidence arises that supports a different marker for CHD risk, demand for our test could decline.
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
A key element of our strategy is to place the Vantera system, our next-generation automated clinical NMR analyzer, on site with qualified clinical diagnostic laboratory customers to broaden access to our technology and increase demand for our NMR LipoProfile test and any future diagnostic tests that we may develop. Although we received clearance from the FDA to perform the FDA-cleared measurements of the NMR LipoProfile test using the Vantera system in August 2012, we have not applied for clearance from comparable regulatory agencies in other countries for the Vantera system, and we may not receive regulatory clearance for the commercial use of the Vantera system in other countries on a timely basis, or at all. Even though the Vantera system is cleared by the FDA, clinical diagnostic laboratories may be unwilling or unable to accept the placement of the Vantera system for any reason, or these laboratories may not be satisfied with the Vantera system after it is placed in their facilities. If clinical diagnostic laboratories do not accept the placement of the Vantera system in their facilities, our ability to grow our business by deploying the Vantera system could be compromised.
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
Recruiting and retaining qualified sales and marketing, regulatory, scientific and laboratory personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms, given the variability of our operating results and volatility of our stock price, and competition among numerous diagnostic, medical device, pharmaceutical and biotechnology companies for similarly skilled personnel.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act of 2002, as amended, ("SOX"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the NASDAQ Stock Market. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2013, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of SOX and the rules and regulations of the SEC thereunder, which we refer to collectively as Section 404. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

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
If we are not able to comply with the requirements of Section 404 in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, and investors may lose confidence in our operating results and the price of our common stock could decline.
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
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes. As of March 31, 2013, our available federal net operating losses, or NOLs, and federal research and development tax credits totaled $39.4 million. In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. In addition, if we undergo an ownership change in connection with or after our initial public offering, our ability to utilize our NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in additional ownership changes under Section 382. We are unable to predict the future ownership and other variables considered by, and elections available pursuant to, Section 382 for determining the usability of our net operating losses. We may not be able to utilize a material portion of our NOLs, even if we attain profitability.
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
Our quarterly operating results may fluctuate significantly, which could cause our stock price to decline.
We expect our operating results to be subject to quarterly fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

•
our ability to execute on our strategy to convert clinicians, and the clinical diagnostic laboratories they use, from using traditional cholesterol testing to using our NMR LipoProfile test for the management of patients at risk for CHD;

•	the addition of new clinical diagnostic laboratory customers or the loss of existing customers;

•	our ability to successfully place the Vantera system at clinical diagnostic laboratories;

•	changes in our pricing structures or the pricing structures of our competitors;

•	our ability to obtain and maintain third-party reimbursement for our NMR LipoProfile test and any other tests that we may develop;

•	variations in the level of expenses related to our research and development efforts as well as sales force expansion;

•	changes in the governmental regulation of diagnostic tests;

•	our compliance with the rules and regulations established by relevant governmental and taxing authorities;

•	our ability to develop, introduce and market any new future assays on a timely basis, or at all; and

•	changes in our overall business strategy.
Many of these factors are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Our quarterly operating results may fall below the expectations of investors or securities analysts. If this happens, even just temporarily, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

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
CMS, under the U.S. Department of Health and Human Services, or HHS, establishes reimbursement payment levels and coverage rules for Medicare. CMS currently covers our NMR LipoProfile test. State Medicaid plans and private payors establish rates and coverage rules independently. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our tests to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. While our test is reimbursed by a number of governmental and private payors, which we believe collectively represent approximately 150 million covered lives, there are significant large private payors who do not currently cover our test. Additionally, certain employers may switch benefit design through their choice of payor, which may also negatively impact coverage for our tests. As an example, in the first quarter of 2013, The Boeing Company, a large national employer, elected to switch its employees from a third-party payor that covered our NMR LipoProfile test to a third-party payor that does not cover the test. If CMS or other third-party payors decide not to cover our diagnostic tests, place significant restrictions on the use of our tests, or offer inadequate payment amounts, our ability to generate revenue from our diagnostic tests could be limited. For example, in the first quarter of 2013, a major third-party payor that had no formal coverage policy for our NMR LipoProfile test but nonetheless previously reimbursed us for the test, discontinued such reimbursement when its formal coverage policy was harmonized with its payment practices. It is possible that current or future studies may question the utility of LDL-P or other tests that we may develop in the future, which could make it more difficult for us to persuade third-party payors of the utility of our NMR LipoProfile test and other tests that we may develop in the future.
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

Billing by third-party clinical diagnostic laboratories that are considering the placement of the Vantera system in their facilities is also complex, especially since we will, when requested by third-party clinical diagnostic laboratories, generate the second-page results in our clinical laboratory using either NMR spectrum data digitally sent to us by the third-party laboratories or a portion of the original blood sample that they send to us. There can be no assurance that third-party clinical diagnostic laboratories will accept this division of data collection and reporting of the non-FDA cleared test results. These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect the rate of adoption of the Vantera system and the NMR LipoProfile test, which would cause our revenues, cash flow and profitability, to suffer.

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
HHS has classified our NMR LipoProfile test as a high-complexity test under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which has implemented more stringent. Personnel requirements for laboratories conducting high-complexity tests are more stringent than those applicable to laboratories performing less complex tests. These personnel requirements require us to employ more experienced or more highly educated personnel and additional categories of employees, which increases our operating costs. If we fail to meet CLIA requirements, HHS or state agencies could require us to cease our NMR LipoProfile testing or other testing subject to CLIA that we may develop in the future. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenues in doing so. Moreover, new interpretations of current regulations or future changes in regulations under CLIA may make it difficult or impossible for us to comply with our CLIA classification, which would significantly harm our business.

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
When the Vantera system is placed in third-party laboratories, if they elect to report these non-FDA cleared test results to their customers, we will generate the test results in our clinical laboratory using either NMR spectrum data digitally sent to us by the third-party laboratory or a portion of the original blood sample that they send to us. This division of LDT data collection and reporting of test results has not been endorsed or approved by the FDA or other regulatory agencies, and there can be no assurance that the FDA will continue to regard these as LDTs. Additionally, there can be no assurance that third-party laboratories will accept this division of LDT data collection and reporting of test results, which could negatively affect the rate of adoption of the Vantera system and the NMR LipoProfile test, and accordingly, our revenues, cash flow, and profitability.
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

While we believe that we are currently in material compliance with applicable laws and regulations relating to LDTs and we believe that our provision of these second-page results to the third-party laboratories utilizing the Vantera system will continue to be regarded as LDTs, we cannot assure you that the FDA or other regulatory agencies, or third-party laboratories, would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violation of these laws, could hurt our business and our reputation. A significant change in any of these laws, or the FDA's interpretation of the scope of its enforcement discretion, may also require us to change our business model in order to maintain compliance with these laws.
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
In the third quarter of 2011, we submitted a 510(k) premarket notification to the FDA seeking clearance of the HDL-P test, as performed on our current NMR-based clinical analyzer platform. In March 2012, the FDA notified us that there were issues with our 510(k) submission that will need to be resolved prior to FDA clearance. We voluntarily withdrew our submission and have since worked with the FDA outside of the formal review process to resolve those issues. We resubmitted our 510(k) premarket notification to the FDA in December 2012, seeking clearance of the HDL-P test as performed on our current generation clinical analyzers or using the Vantera system, with a goal of having the HDL-P test cleared by the FDA in 2013. In February 2013, the FDA provided us with comments on our submission and requested additional information. We are actively working with the FDA to provide them with the requested information, and to resolve the issues that they have identified. There can be no assurance, however, that we will ever obtain FDA clearance of the HDL-P test, or that the intended use or claims that may be cleared by the FDA in our 510(k) premarket notification for the HDL-P test will not be substantially reduced. We also intend to submit some of the other currently non-cleared test measurements to the FDA for 510(k) clearance.
If FDA clearance or approval of the HDL-P test or other non-cleared portions of our test is delayed or does not occur, clinical diagnostic laboratories may be less willing to accept the Vantera system in their facilities. Historically, many of our customers have valued the results from the non-FDA cleared portions of our test. Once the Vantera system is placed in third-party laboratories, at the option of the third-party laboratories, we will still make the second-page test results available to them at no additional charge for dissemination along with the first-page results. We will generate these second-page results in our clinical laboratory using either NMR spectrum data digitally sent to us by the third-party laboratory or a portion of the original blood sample that they send to us. We will then send the second-page results back to the third-party laboratories, which will report them to their customer along with the first-page results. Third-party laboratories utilizing the Vantera system may find the options for receiving the non-cleared portions of our test report unacceptable, which may result in less use or adoption of the Vantera system by third-party laboratories, or less willingness to accept the placement of the Vantera system in their facilities in the first place.
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

The trading market in our common stock has been extremely limited and at a substantially lower volume than for other companies with stock listed on The NASDAQ Global Market. Additionally, our directors and executive officers and their affiliates own a substantial portion of our common stock, which reduces the liquidity of our common stock and contributes to the limited trading volume for our common stock.
Since our initial listing on The NASDAQ Global Market on January 25, 2013, the trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for companies with stock listed on The NASDAQ Global Market. The listing of our common stock on The NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. Our executive officers, and directors and their respective affiliates in the aggregate own approximately one-third of our outstanding shares of common stock, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or may increase the volatility of our stock price.
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
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business particularly after we are no longer an “emerging growth company.”
Following the recent completion of our initial public offering, we are now required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us and could have a negative effect on our business, results of operations and financial condition.
As a public company, we are now subject to the reporting requirements of the Exchange Act and requirements of SOX. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. SOX requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new personnel to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As an “emerging growth company” under the JOBS Act, we may take advantage of certain temporary exemptions from some of the reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
 (b) Use of Proceeds from Public Offering of Common Stock
On January 24, 2013, our Registration Statement on Form S-1, as amended (Reg. No. 333-175102) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 5,750,000 shares at a price to the public of $9.00 per share, including the full exercise of the underwriters' option to purchase additional shares. The offering closed on January 30, 2013, as a result of which we received net proceeds of approximately $44.4 million after underwriting discounts of approximately $3.4 million and offering-related expenses paid by us of approximately $4.0 million. The joint managing underwriters of the offering were Barclays Capital Inc., UBS Securities LLC and Piper Jaffray & Co.
No payments were made by us to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates, other than (i) payments of an aggregate of $3.9 million in respect of accrued dividends on shares of convertible preferred stock held by investors affiliated with our directors, which shares were converted into shares of common stock upon the closing of the IPO, and (ii) payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on January 25, 2013.

Item 6. Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amended and Restated Bylaws of the Registrant.

4.1 (3)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
_______________________

(1)	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35792), filed with the Commission on January 30, 2013, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35792), filed with the Commission on January 30, 2013, and incorporated by reference herein.

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

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIPOSCIENCE, INC.
(Registrant)

By:	/s/ RICHARD O. BRAJER
Richard O. Brajer President and Chief Executive Officer

By:	/s/ LUCY G. MARTINDALE
Lucy G. Martindale Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 14, 2013