Form 10-Q
period 2013-06-30
LIPOSCIENCE INC
filed 2013-08-09
CIK 1168197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on August 2, 2013 was 14,837,187.

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

Our forward-looking statements contained in this Form 10-Q are based on management's current expectations and projections about future events and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward-looking, including but not limited to statements about:

•	our expectation that, for the foreseeable future, substantially all of our revenues will be derived from the NMR LipoProfile test;

•	the future demand for our NMR LipoProfile test and future tests, if any, that we may develop;

•	the factors that we believe drive demand for our NMR LipoProfile test and our ability to sustain such demand;

•	the size of the market for our NMR LipoProfile test;

•	our plans for the Vantera system and our expectations about deploying it on-site in third-party clinical diagnostic laboratories;

•	the potential clearance by the FDA of our HDL-P test pursuant to our 510(k) premarket notification and the timing thereof;

•	the timing of our submissions of other non-cleared portions of our NMR LipoProfile test to the FDA for clearance;

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LipoScience, Inc.
Balance Sheets
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,246	$24,768
Accounts receivable, net	6,849	5,149
Inventories	250	125
Prepaid expenses and other	875	719
Total current assets	62,220	30,761
Property and equipment, net	12,125	11,493
Other noncurrent assets:
Restricted cash	501	1,505
Intangible assets, net of accumulated amortization of $156 and $147 at June 30, 2013 and December 31, 2012, respectively	739	637
Deferred financing costs	83	100
Deferred offering costs	—	3,151
Other assets	68	32
Total other noncurrent assets	1,391	5,425
Total assets	$75,736	$47,679
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,193	$1,003
Accrued expenses	3,459	5,349
Revolving line of credit	—	5,000
Current maturities of long-term debt	2,411	—
Total current liabilities	7,063	11,352
Long-term liabilities:
Long-term debt, less current maturities	13,349	15,708
Preferred stock warrant liability	—	412
Other long-term liabilities	2,536	2,462
Total liabilities	22,948	29,934
Redeemable Convertible Preferred Stock:
Series D, D-1, E and F Redeemable Convertible Preferred Stock, par value $.001; 15,216,336 shares designated and 11,205,672 issued and outstanding at December 31, 2012; aggregate liquidation preference of $51,695	—	57,301
Total Redeemable Convertible Preferred Stock	—	57,301
Stockholders’ equity (deficit):
Series A, A-1, B, B-1, C and C-1 Convertible Preferred Stock, par value $.001; 3,428,677 shares designated and 1,687,010 shares issued and outstanding at December 31, 2012; aggregate liquidation preference of $7,472	—	1
Common stock, $.001 par value; 75,000,000 and 90,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 14,721,527 and 1,894,277 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	15	2
Additional paid-in capital	106,058	8,434
Accumulated deficit	(53,285)	(47,993)
Total stockholders’ equity (deficit)	52,788	(39,556)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$75,736	$47,679
See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Revenues	$13,311	$13,894	$26,927	$27,677
Cost of revenues	2,616	2,677	5,466	4,995
Gross profit	10,695	11,217	21,461	22,682
Operating expenses:
Research and development	3,118	2,738	6,250	4,885
Sales and marketing	6,802	5,273	13,461	10,838
General and administrative	2,770	2,804	6,077	5,054
Loss on disposal of long-lived assets	—	30	—	30
Total operating expenses	12,690	10,845	25,788	20,807
(Loss) income from operations	(1,995)	372	(4,327)	1,875
Other expense:
Interest income	26	3	47	5
Interest expense	(468)	(122)	(998)	(229)
Other (expense) income	(7)	16	(14)	(113)
Total other expense	(449)	(103)	(965)	(337)
Net (loss) income	(2,444)	269	(5,292)	1,538
Undistributed earnings allocated to participating preferred stockholders	—	(215)	—	(1,236)
Net (loss) income attributable to common stockholders—basic	(2,444)	54	(5,292)	302
Undistributed earnings re-allocated to common stockholders	—	27	—	173
Net (loss) income attributable to common stockholders—diluted	$(2,444)	$81	$(5,292)	$475
Net (loss) income per share attributable to common stockholders—basic	$(0.17)	$0.03	$(0.36)	$0.18
Net (loss) income per share attributable to common stockholders—diluted	$(0.17)	$0.03	$(0.36)	$0.15
Weighted average shares used to compute basic net (loss) income per share attributable to common stockholders	14,670,779	1,703,485	14,670,779	1,703,485
Weighted average shares used to compute diluted net (loss) income per share attributable to common stockholders	14,670,779	2,957,904	14,670,779	3,119,432
Comprehensive (loss) income	(2,444)	269	(5,292)	1,538

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Operating activities
Net (loss) income	$(5,292)	$1,538
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	775	679
Amortization of deferred financing costs	18	—
Amortization of debt discount	52	—
Stock-based compensation expense	552	617
Fair value remeasurement of preferred stock warrant liability	(2)	105
Loss on disposal of long-lived assets	—	30
Changes in operating assets and liabilities:
Accounts receivable, net	(1,700)	(1,230)
Inventories	(125)	—
Prepaid expenses and other	(156)	42
Accounts payable, accrued expenses and other current liabilities	(1,057)	(875)
Other non-current assets	(36)	—
Other long-term liabilities	126	571
Net cash (used in) provided by operating activities	(6,845)	1,477
Investing activities
Purchases of property and equipment	(1,920)	(2,983)
Capitalized patent and trademark costs	(80)	(35)
Net cash used in investing activities	(2,000)	(3,018)
Financing activities
Payments on revolving line of credit	(5,000)	—
Payments of Series F redeemable convertible preferred stock accrued dividends	(5,200)	—
Payments on long-term debt	—	(1,000)
Changes in restricted cash for operating lease	1,004	(1)
Changes in deferred financing costs	(6)	—
Deferred offering costs	—	(644)
Issuance cost of common stock	(4,443)	—
Proceeds from line of credit	—	3,500
Proceeds from issuance of common stock	51,750	—
Proceeds from exercise of stock options and warrants	218	36
Net cash provided by financing activities	38,323	1,891
Net increase in cash and cash equivalents	29,478	350
Cash and cash equivalents at beginning of period	24,768	12,483
Cash and cash equivalents at end of period	$54,246	$12,833
Supplemental disclosure of cash flow information
Cash paid for interest	$708	$185

See accompanying notes to financial statements.

LipoScience, Inc.
Notes to Financial Statements
June 30, 2013
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
Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2013 (the "Form 10-K"). The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company's financial position as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The December 31, 2012 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2013 and 2012 are unaudited. Interim results are not necessarily indicative of results to be expected for the year ending December 31, 2013 or any other interim period or for any other future year.
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

Initial Public Offering
On January 30, 2013, the Company closed its initial public offering ("IPO") pursuant to a registration statement that was declared effective on January 24, 2013. The Company sold 5,750,000 shares of its common stock in the IPO, at a price to the public of $9.00 per share, for aggregate gross proceeds of $51.8 million, which included 750,000 shares of its common stock that the underwriters purchased pursuant to an over-allotment option granted to the underwriters. As a result of the IPO, the Company raised a total of $44.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.4 million and offering costs of approximately $4.0 million. Costs directly associated with the IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. These costs were recorded as a reduction of the IPO proceeds received in arriving at the amount to be recorded in additional paid-in capital. Upon the closing of the IPO, 12,892,682 shares of the Company's outstanding preferred stock automatically converted into a total of 6,994,559 shares of its common stock, and the then-outstanding preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.
Concurrently with the closing of the IPO, the Company paid $5.2 million to holders of its Series F redeemable convertible preferred stock in full satisfaction of accrued dividends on such shares immediately prior to their conversion to common stock.
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
Revenue Recognition
The Company currently derives revenue from sales of its NMR LipoProfile test to clinical diagnostic laboratories and clinicians for use in patient care, from sales of ancillary tests for use in patient care requested in conjunction with the NMR LipoProfile test and from contract research arrangements.
Revenues from diagnostic tests for patient care, which consist of sales of the NMR LipoProfile test performed at the Company's laboratory facility and at third party clinical diagnostic laboratory facilities (see “The Vantera System Placement Arrangements” below) and sales of ancillary tests, are recognized on the accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) services have been rendered or at the time final results are reported; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Testing services provided for patient care are covered by clinical diagnostic laboratories through negotiated contracts with commercial insurance carriers, programs with commercial insurance carriers (including managed care organizations) and various governmental programs, primarily Medicare.
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
Revenues from contract research arrangements are generally derived from studies conducted by academic institutions and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given agreement. The Company's output, measured in terms of full-time equivalent level of effort or processing a set of diagnostic tests under a contractual protocol, typically triggers payment obligations under these agreements. Revenues are recognized as costs are incurred or diagnostic tests are processed. Contract research costs include all direct material and labor costs, equipment costs and fringe benefits. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.

Billing for diagnostic testing services for patient care is complex. In most cases, tests are performed in advance of payment and without certainty as to the outcome of the billing process, which may negatively affect revenues, cash flow and profitability. Payments are received from a variety of payors, including clinical diagnostic laboratories, commercial insurance carriers (including managed care organizations), governmental payors (primarily Medicare) and individual patients. Each payor typically has different billing requirements, and the billing requirements of many payors have become increasingly stringent.
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
The Vantera System Placement Arrangements
The Company's automated clinical analyzer, the Vantera system, was cleared by the FDA in August 2012 and became commercially available in December 2012. The Company plans to selectively place the Vantera system on-site with national and regional clinical diagnostic laboratories as well as leading medical centers and hospital outreach laboratories. The Company's Vantera system placement arrangements are generally negotiated and accounted for as operating leases. The placement arrangements with third parties typically include the NMR LipoProfile test, the right to use the Vantera system, consumables and related maintenance, and support to process the NMR LipoProfile test at the clinical diagnostic laboratory's facilities for which the clinical diagnostic laboratory pays a negotiated price-per-reportable NMR LipoProfile test result. There is no fixed or minimum lease payment that the clinical diagnostic laboratory is obligated to make over the contract term. The Company's revenues are determined based on the test volume and the negotiated price-per-reportable result. Revenues under the Vantera system placement arrangements are allocated considering the relative selling prices of the lease and non-lease deliverables included in the operating lease arrangement. Lease deliverables include the right to use the Vantera system and related maintenance and support, while non-lease deliverables consist of the NMR LipoProfile test and consumables. Lease deliverables are accounted for in accordance with specific leasing guidance while non-lease deliverables are accounted for in accordance with the multiple-element arrangement guidance. The Company evaluates each non-lease deliverable to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when the delivered item has stand-alone value and delivery of the undelivered element is probable and within the Company's control. The Company has determined that both the NMR LipoProfile test and consumables have separate units of accounting.
The Company allocates revenue to each deliverable in the Vantera system placement arrangement based on a selling price hierarchy at the inception of the arrangement. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”) if available, third-party evidence of selling price (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.
The Company has determined that only the selling price of its NMR LipoProfile test is based on VSOE. The Company does not sell the license to use the Vantera system, the consumables or related maintenance and support separately on a regular basis and therefore it does not have the evidence to support VSOE for these deliverables. Due to the high degree of customization involved with these deliverables, the Company has determined that there is no comparable TPE for these deliverables. Since these deliverables have neither VSOE nor TPE, the allocation of revenue to them has been based on ESP.
The Company's objective in determining ESP is to establish the price at which the Company would transact a sale if the deliverables were sold regularly on a stand-alone basis. The Company's process for determining ESP for its deliverables considers all reasonably available information including both market data and conditions, as well as entity specific factors that may vary depending upon the facts and circumstances related to each deliverable. The factors considered in developing ESP relating to deliverables include cost structures, established pricing and approval policies and customization of the product or service and industry pricing. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates. The NMR LipoProfile test is the Company's most significant deliverable under these Vantera system placement arrangements. Once the selling price of each deliverable has been established, the Company allocates the negotiated price per reportable result among deliverables in the arrangement using the relative selling price method. Revenue allocated to each deliverable is then recognized when the basic revenue recognition criteria, as described above, is met for each deliverable.
Shipping and Handling
The Company does not bill its customers for shipping and handling charges. All charges relating to inbound and outbound freight costs are incurred by the Company and recorded within cost of revenues. The Company incurred shipping and handling costs of approximately $0.4 million for each of the three months ended June 30, 2013 and 2012, and approximately $0.8 million for each of the six months ended June 30, 2013 and 2012.

Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of June 30, 2013 and December 31, 2012, the Company's financial instruments consisted principally of cash and cash equivalents, a revolving line of credit, long-term debt and preferred stock warrant liability. See Note 2, “Fair Value Measurement,” to the financial statements for further information on the fair value of the Company's financial instruments.
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
Inventories
Inventories consist of materials and spare parts to service the Vantera system. Inventories are valued at the lower of cost or net realizable value. The cost of inventories is maintained using the average-cost method.
Property and Equipment
Property and equipment are stated at cost. Property and equipment financed under capital leases are initially recorded at the present value of minimum lease payments at the inception of the lease. Amortization of assets financed under capital leases is included with purchased property and equipment as part of depreciation and amortization.
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property and equipment under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciable lives range from three to seven years for laboratory equipment, customer-use assets, office equipment and furniture and fixtures and three years for software.
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
Amortization expense on intangible assets was approximately $6,000 and $5,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $11,000 and $10,000 for the six months ended June 30, 2013 and 2012, respectively.

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
 Deferred Offering Costs
Deferred offering costs represent legal, accounting and other direct costs related to the Company's efforts to raise capital through the IPO. Costs related to the Company's IPO activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. Upon closing of the IPO, the approximately $3.2 million of deferred offering costs at December 31, 2012 were recorded as a reduction of the proceeds received.
Redeemable Convertible Preferred Stock
The Company had historically classified its redeemable convertible preferred stock, for which the Company did not control the redemption, outside of permanent equity. The Company had recorded redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs or discounts, and the carrying value was increased by periodic accretion to its redemption value. These increases were effected through charges against additional paid-in capital. Upon closing of the IPO, all outstanding redeemable convertible preferred stock as well as convertible preferred stock was reclassified to additional paid-in capital. The notes to the Company's audited financial statements for the year ended December 31, 2012 included in its Annual Report on Form 10-K for that year, filed with the Securities and Exchange Commission on March 27, 2013, provide details regarding the various features of the redeemable convertible preferred stock.
Preferred Stock Warrant Liability
The Company had historically accounted for its freestanding warrants to purchase the Company's Series E and Series F Redeemable Convertible Preferred Stock as liabilities at fair value on the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and the change in fair value, if any, was recognized as other income or expense. As a result of the IPO, all preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.
Concentration of Credit Risk and Other Risks
The Company derives its revenues from diagnostic testing services provided for patient care and contract research arrangements with institutional customers. The Company operates in one industry segment. Substantially all of the Company's historical revenues have been derived from the sale of the NMR LipoProfile test.
The Company's principal financial instruments subject to potential concentration of credit risk are cash equivalents and trade accounts receivable, which are unsecured. Through June 30, 2013, no material losses have been incurred.
Revenues from customers representing 10% or more of total revenues for the respective periods, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Health Diagnostics Laboratory	34%	32%	34%	30%
LabCorp	30	29	30	29

The Company’s accounts receivable due from these significant customers as a percentage of total accounts receivable was as follows as of the dates indicated:

	June 30, 2013	December 31, 2012
Health Diagnostics Laboratory	38%	*
LabCorp	19	39%
* Less than 10%.
The Company depends on a limited number of suppliers, including single-source suppliers, of various critical components used in its NMR analyzers. The loss of these suppliers, or their failure to supply the Company with the necessary components on a timely basis, could cause delays in the diagnostic testing process and adversely affect the Company.
Research and Development Expenses
Research and development expenses include all costs associated with the development of NMR technology products and are charged to expense as incurred. Research and development expenses include direct costs and an allocation of indirect costs, including amortization, depreciation, telephone, rent, supplies, insurance and repairs and maintenance.
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
The Company has adopted the accounting guidance for uncertainties in income taxes, which proscribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also proscribes a new treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of the date of adoption of this guidance, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the three and six months ended June 30, 2013 and 2012.
Advertising
Advertising costs, which are included in sales and marketing expenses, are expensed as incurred. Advertising expense was $0.3 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.
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

Stock-based compensation costs for stock options are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The expected term represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The measurement of nonemployee share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are received.
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
Off-Balance Sheet Arrangements
Through June 30, 2013, the Company has not entered into any off-balance sheet arrangements, other than the operating leases described in Note 14, and does not have any holdings in variable interest entities.
Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. For public companies, the amendments that are subject to the transition guidance were effective for reporting periods beginning after December 15, 2012. Accordingly, the Company adopted this update on January 1, 2013. Adoption of this new guidance had no material impact on the Company's financial statements.
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
The fair value of the Company's revolving line of credit and long-term debt were estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate that approximates market rates. The carrying value of the Company's revolving line of credit and long-term debt as of June 30, 2013 and December 31, 2012 approximated fair value because the interest rates under those obligations approximate market rates of interest available to the Company for similar instruments.
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

The following table sets forth the Company's financial instruments that were measured at fair value as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy (in thousands):

	June 30, 2013			December 31, 2012
	Level I	Level III	Total	Level I	Level III	Total
Assets
Certificates of deposits	$—	$—	$—	$5,253	$—	$5,253
Money market funds	501	—	501	21,016	—	21,016
Total assets measured at fair value	$501	$—	$501	$26,269	$—	$26,269
Liabilities
Preferred stock warrant liability	$—	$—	$—	$—	$412	$412
Total liabilities measured at fair value	$—	$—	$—	$—	$412	$412
The change in the fair value of the Level III preferred stock warrant liability is summarized below (in thousands):

	Six Months Ended June 30,
	2013	2012
Fair value at beginning of period	$412	$229
Reclassification to additional paid in capital upon the IPO	(410)	—
Change in fair value recorded in other expense	(2)	105
Fair value at end of period	$—	$334
For the six months ended June 30, 2013, there were no transfers between Level I and Level II within the fair value hierarchy.
3. Cash and Cash Equivalents
Cash and cash equivalents consist of the following as of (in thousands):

	June 30, 2013	December 31, 2012
Cash	$54,246	$4
Certificates of deposit	—	5,253
Money market funds	—	19,511
Total cash and cash equivalents	$54,246	$24,768
The Company has an arrangement with its primary bank that excess cash balances are transferred daily to an overnight sweep deposits account. At June 30, 2013, the balance in the overnight sweep deposits account totaling $4.9 million was invested in bank deposits which are classified as cash on the Company's balance sheet. At December 31, 2012, the balance in the overnight sweep deposits account totaling $19.5 million was invested in shares of a money market fund.

4. Accounts Receivable and Revenues
Accounts receivable, net, consists of the following as of (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable	$8,048	$6,526
Less allowance for uncollectible accounts receivable	(1,199)	(1,377)
Accounts receivable, net	$6,849	$5,149
Activity for the allowance for uncollectible accounts receivable is as follows (in thousands):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance at beginning of period	$1,377	$1,676
Provision for bad debt expense	212	818
Write-off, net of recoveries	(390)	(1,117)
Balance at end of period	$1,199	$1,377
Revenues consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross billings	$13,626	$14,386	$27,599	$28,707
Less contractual adjustments	(315)	(492)	(672)	(1,030)
Revenues	$13,311	$13,894	$26,927	$27,677

5. Property and Equipment
Property and equipment consists of the following as of (in thousands):

	June 30, 2013	December 31, 2012
Laboratory equipment	$9,605	$9,415
Office equipment, furniture and fixtures	3,575	3,497
Leasehold improvements	3,165	2,652
Software	1,901	1,793
Customer-use assets	328	—
Construction in progress	5,745	5,778
	24,319	23,135
Less accumulated depreciation	(12,194)	(11,642)
Property and equipment, net	$12,125	$11,493
Customer-use assets represent the Company's Vantera system placed at customer sites, to which title and risk of loss is retained by the Company, for the customer's use in performing the NMR LipoProfile tests sold by the Company.

Depreciation expense was $0.4 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and was $0.8 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively. There were no disposals of fixed assets for the three months ended June 30, 2013, and for the six months ended June 30, 2013, the Company retired $0.2 million of fully depreciated assets. The Company disposed of $30,000 of damaged assets during the three and six months ended June 30, 2012.

6. Restricted Cash
As of June 30, 2013 and December 31, 2012, money market funds totaling $0.5 million and $1.5 million, respectively, were pledged as security for the Company's office and laboratory space operating lease. These funds may be released by the bank upon the achievement of minimum sales and cash flow levels and upon the satisfaction of specified financial ratios.
7. Accrued Expenses
Accrued expenses consist of the following as of (in thousands):

	June 30, 2013	December 31, 2012
Accrued wages and benefits	$1,451	$1,541
Accrued bonus	800	2,200
Other accrued liabilities	1,208	1,608
Total accrued expenses	$3,459	$5,349
8. Long-Term Debt and Line of Credit
The Company had total debt with a carrying value of $15.8 million and $15.7 million as of June 30, 2013 and December 31, 2012, respectively. Long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Long-term debt to financial institutions	$16,000	$16,000
Less unamortized debt discount	(240)	(292)
Less current maturities of long-term debt	(2,411)	—
Long-term debt, less current maturities and unamortized debt discount	$13,349	$15,708
Credit Facility
On December 20, 2012, the Company entered into a credit facility with Square 1 and Oxford Finance and repaid the outstanding balance under a previous facility. The current facility consists of $16.0 million in term loans and a revolving line of credit of up to $6.0 million in borrowing capacity, subject to certain limitations relating to the Company's eligible accounts receivable. In connection with entering into the current credit facility, the Company issued warrants to these financial institutions to purchase an aggregate of 73,564 shares of Series E redeemable convertible preferred stock at an exercise price of $4.35 per share. The Company determined the fair value of the warrants at issuance to be approximately $0.2 million. In connection with the IPO, the warrants converted into warrants to purchase common stock (see Note 10, "Preferred Stock Warrant Liability"). At June 30, 2013, total unamortized debt issuance costs incurred in connection with this new credit facility were $83,000.
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
As of December 31, 2012, the Company had borrowed $5.0 million under the revolving line of credit. During the three months ended March 31, 2013, the Company paid off outstanding balances under the revolving line of credit and there was no amount outstanding as of June 30, 2013.
Borrowings under the credit facility are secured by substantially all of the Company's tangible assets. The covenants set forth in the loan and security agreement require, among other things, that the Company maintain a specified liquidity ratio, measured monthly, that begins at 1.25 and is reduced to 1.0 over the term of the credit facility. The Company is also required to achieve minimum three-month trailing revenue levels relative to projections approved by the Company's Board of Directors, and such three-month trailing revenue levels must also be equal to or greater than the revenues for the same period for the prior year.

In June 2013, the Company discovered that it failed to comply with the minimum three-month trailing revenue levels against prior period covenant set forth in the agreement for the measuring periods from March 2013 to May 2013. On June 11, 2013, the Company entered into the first amendment to the agreement to waive the noncompliance with this covenant for the measuring periods described above, and to eliminate the necessity of complying with this financial covenant through the end of 2013. As of June 30, 2013 and December 31, 2012, the Company was in compliance with all financial and non-financial covenants under this credit facility, as modified.

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
Because of their anti-dilutive effect, the following common stock equivalents, consisting of convertible preferred shares, redeemable convertible preferred shares, common stock options, warrants and restricted stock units, have been excluded from the diluted loss per share calculations for the respective periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents:	2013	2012	2013	2012
Convertible Preferred Stock (Series A, A-1, B, B-1, C, and C-1)	—	1,222,211	—	1,222,211
Redeemable Convertible Preferred Stock (Series D, D-1, E and F)	—	5,763,606	—	5,763,606
Common Stock Options and Warrants	2,329,988	204,426	2,329,988	225,341
Restricted Stock Units	56,398	—	56,398	—
	2,386,386	7,190,243	2,386,386	7,211,158

A reconciliation of the numerator and denominator used in the computation of basic and diluted net (loss) income per share allocable to common stockholders follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Historical net (loss) income per share:
Numerator:
Net (loss) income	$(2,444)	$269	$(5,292)	$1,538
Less: Undistributed earnings allocated to participating preferred shares	—	(215)	—	(1,236)
Net (loss) income attributable to common stockholders – basic	(2,444)	54	(5,292)	302
Add: Undistributed earnings re-allocated to common stockholders	—	27	—	173
Net (loss) income attributable to common stockholders – diluted	$(2,444)	$81	$(5,292)	$475
Denominator:
Weighted average common shares outstanding – basic	14,670,779	1,703,485	14,670,779	1,703,485
Dilutive effect of common stock equivalent shares resulting from common stock options and warrants	—	1,254,419	—	1,415,947
Weighted average common shares outstanding – diluted	14,670,779	2,957,904	14,670,779	3,119,432
Net (loss) income per common share:
Net (loss) income per share attributable to common stockholders – basic	$(0.17)	$0.03	$(0.36)	$0.18
Net (loss) income per share attributable to common stockholders – diluted	$(0.17)	$0.03	$(0.36)	$0.15
10. Equity Transactions and Share-Based Compensation
Preferred Stock Warrant Liability
Prior to the IPO, the Company accounted for its freestanding warrants to purchase the Company's Series E and Series F Redeemable Convertible Preferred Stock as liabilities at fair value on its balance sheets. The warrants were subject to re-measurement at each balance sheet date, and the change in fair value, if any, was recognized as other expense. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing model. The estimated fair value of the Company, calculated at each valuation date, was allocated to the shares of redeemable convertible preferred stock, convertible preferred stock, warrants to purchase shares of redeemable convertible preferred stock, and common stock, using a “hybrid” approach of the probability-weighted expected return method and the option pricing model. This approach treats the various components of the Company's capital structure as a series of call options on the proceeds expected from the sale of the Company or the liquidation of the Company's assets in the future. This approach defines the securities' fair values as functions of the current fair value of the Company and assumptions based on the securities' rights and preferences. These call options were then valued using the Black-Scholes option pricing model. As a result, the option-pricing model requires a number of assumptions to estimate the fair value including the anticipated timing of a potential liquidity event, such as an initial public offering, remaining contractual terms of the warrant, risk-free interest rates, expected dividend yield and the estimated volatility of the price of the underlying securities. The anticipated timing of a liquidity event utilized in these valuations was based on then current plans and estimates of the Company's board of directors and management regarding the IPO. These assumptions were highly judgmental.
The fair values of outstanding Series E and Series F Redeemable Convertible Preferred Stock warrants were estimated using the Black-Scholes option-pricing model with the following assumptions as of:

December 31, 2012
Expected term (in years)	0.25-0.5
Risk-free interest rate	0.0%-0.1%
Expected volatility	30%
Expected dividend rate	0%
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

Common Stock Warrants
As of June 30, 2013, the following warrants to purchase common stock were outstanding:

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
On October 25, 2007, the Company's Board of Directors adopted the 2007 Stock Incentive Plan (the "2007 Plan") to replace the expired 1997 Plan. The terms of the 2007 Plan are consistent with those of the 1997 Plan. On May 24, 2012, the Company's Board of Directors adopted, and stockholders subsequently approved, the 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan became effective immediately upon the completion of the IPO in January 2013, and no further shares may be issued under the 2007 Plan. The 2012 Plan will terminate on May 24, 2022, unless sooner terminated by the Company's Board of Directors.
Restricted Stock Units
During the six months ended June 30, 2013, the Company's Board of Directors approved and granted restricted stock units ("RSUs") to certain of the Company's employees and directors as follows:

Issuance Date	Number of Shares	Weighted-Average Grant-Date Fair Value (per Share)
3/1/2013	53,286	$9.65
6/12/2013	9,277	$6.68
Each RSU represents the contingent right to receive one share of common stock of the Company. The RSUs granted to the Company's employees vest 100% on the three-year anniversary of the grant date. The RSUs granted to non-employee directors typically vest quarterly over a one-year period from the date of grant. The fair value of RSUs is estimated based on the closing price of the underlying common stock on the date of grant. For the purposes of expense recognition, the total number of shares expected to vest is adjusted for estimated forfeitures and the expense is recognized on a straight-line basis over the requisite service period. As of June 30, 2013, there was $0.4 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock Options
During the six months ended June 30, 2013, the Company issued approximately 83,000 shares of outstanding common stock upon the exercise of stock options, with a weighted average exercise price of $2.64 a share. During the six months ended June 30, 2013, the Board of Directors authorized and granted common stock options from the 2012 Plan to employees and directors as follows:

Issuance Date	Number of Shares	Exercise Price	Weighted-Average Grant-Date Fair Value (per Share)
3/1/2013	296,419	$9.65	$4.31
6/12/2013	55,685	$6.68	$2.82
The Company estimates the fair value of its stock options on the grant date using the Black-Scholes option pricing model. The fair value of both employee and non-employee director options is then amortized on a straight-line basis over the requisite service period of the awards. The exercise prices of all stock options granted was equal to the closing market price of the underlying common stock on the grant date. The weighted average assumptions used in the Black-Scholes valuation model for equity awards granted for the six months ended June 30, 2013 and 2012 are shown in the table below. As of June 30, 2013, there was $2.2 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.
The Company determined the options' life based upon the use of the simplified method. As a newly public company, sufficient history to estimate the volatility and dividend yield of the Company's common stock is not available. The Company elected to utilize a peer group of comparable companies as a basis for the expected volatility assumption and dividend yield. The Company intends to continue to consistently apply this process using the peer group of comparable companies until a sufficient amount of historical information becomes available. The risk-free interest rate is based upon the yield of an applicable U.S. Treasury instrument.
The fair value of these stock options was estimated using the following weighted average assumptions:

	Six Months Ended June 30,
	2013	2012
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.1%	0.9%
Expected volatility	46.0%	51.4%
Expected life (in years)	6.0	5.5
The Company recognized non-cash stock-based compensation expense, for both RSUs and stock options, to employees in its research and development, sales and marketing and general and administrative functions as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$11	$24	$18	$27
Research and development	138	228	240	270
Sales and marketing	47	110	90	154
General and administrative	105	109	204	166
Total:	$301	$471	$552	$617

The following table summarizes information about stock options outstanding as of June 30, 2013:

	Total Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$1.87 – $2.49	746,813	$2.44		746,609	$2.44
$3.88 – $4.23	262,340	3.92		262,340	3.92
$5.15	53,573	5.15		53,573	5.15
$5.63	219,270	5.63		200,030	5.63
$6.68 - $6.89	212,984	6.83		122,116	6.89
$9.01	91,928	9.01		52,371	9.01
$9.65	270,010	9.65		17,445	9.65
$9.84	44,018	9.84		27,946	9.84
$11.11	29,100	11.11		20,202	11.11
$11.44	231,296	11.44		132,358	11.44
$12.80	83,226	12.80		31,216	12.80
	2,244,558	6.11	6.5	1,666,206	4.89	5.5
11. Related-Party Transactions
On May 12, 1997, the Company entered into a license agreement with North Carolina State University ("North Carolina State"). Under the terms of the agreement, North Carolina State granted the Company an exclusive, worldwide license, including patent rights, to technology related to measuring lipoprotein levels using NMR spectroscopy. The Company paid an initial license fee and made a commitment to fund future collaborative research for $25,000. The Company is required to pay certain royalties based on net sales, subject to a minimum annual royalty. The agreement also requires the Company to commercialize the patent rights. The agreement shall remain in effect until the expiration of the last-to-expire patent covered by the agreement. Dr. James Otvos, the Chief Scientific Officer, and a principal stockholder, of the Company, is an Adjunct Professor of Biochemistry at North Carolina State. There was $2,500 in accrued license royalties due to North Carolina State as of June 30, 2013. As of December 31, 2012, the accrued license royalties due to North Carolina State totaled approximately $5,000.
12. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. For each of the six months ended June 30, 2013 and 2012, no provision or benefits for income taxes have been recorded. The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company's assessment regarding the realizability of these net deferred tax assets in future periods. The Company also does not anticipate being subject to the alternative minimum tax due to the available exemptions such as research and development credit carryforwards. At June 30, 2013, the Company had no unrecognized tax benefits that would affect the Company's effective tax rate. The Company's effective tax rate for each of the six months ended June 30, 2013 and 2012 was 0%.
13. Employee Benefit Plan
The Company has adopted a defined contribution plan (the "Employee Benefit Plan") that qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company who have attained 21 years of age are eligible for participation in the Employee Benefit Plan after thirty days of employment.

Under the Employee Benefit Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. On July 1, 2012, the Company increased its employer match from 25% to 50% of the first 6% that an eligible participant contributes each year. The Company paid $0.1 million and $60,000 during the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $0.1 million during the six months ended June 30, 2013 and 2012, respectively, in employer match contributions to the Employee Benefit Plan.
14. Commitments and Contingencies
Leases
The Company leases an aggregate of approximately 83,000 square feet of office and laboratory space under a lease agreement that expires on September 30, 2022. In connection with the lease, the Company obtained a $1.5 million letter of credit secured by restricted cash (see Note 6). In June 2013, the required amount for the letter of credit secured by restricted cash was reduced to $0.5 million.
The Company also leases office equipment and software licenses through operating leases.
Rent expense is calculated on a straight-line basis over the term of the lease. The Company incurred rent expense of $0.2 million during each of the three months ended June 30, 2013 and 2012, and $0.5 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.
Property and equipment includes the following amounts financed under capital leases as of (in thousands):

	June 30, 2013	December 31, 2012
Office equipment	$182	$182
Less accumulated depreciation	(182)	(182)
Property and equipment under capital leases, net	$—	$—
Purchase Obligations
The Company has outstanding purchase obligations relating to the purchase of hardware components from third-party manufacturers for the Vantera system in the amount of $5.1 million as of June 30, 2013.
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
In accordance with its Certificate of Incorporation and Bylaws, the Company has indemnification obligations to its directors, and has the authority to indemnify its officers and employees, for certain events or occurrences, subject to certain limits, while they are serving at the Company's request in such capacity. There have been no claims to date, and the Company has director and officer insurance that enables it to recover a portion of any amounts paid for future potential claims.
In addition to the indemnification provided for in its Certificate of Incorporation and Bylaws, the Company has also entered into separate indemnification agreements with each of its directors, which agreements provide such directors with indemnification rights under certain circumstances.

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
Overview
We are an in vitro diagnostic company pioneering a new field of personalized diagnostics based on nuclear magnetic resonance, or NMR, technology. Our first diagnostic test, the NMR LipoProfile test, directly measures the number of low density lipoprotein, or LDL, particles in a blood sample and provides physicians and their patients with actionable information to personalize management of risk for heart disease. Our automated clinical analyzer, the Vantera system, was cleared by the FDA in August 2012 and became commercially available in December 2012. The Vantera system requires no previous knowledge of NMR technology to operate and has been designed to significantly simplify complex technology through ease of use and walk-away automation. We plan to selectively place the Vantera system on-site with national and regional clinical diagnostic laboratories as well as leading medical centers and hospital outreach laboratories, which we believe will facilitate their ability to offer our NMR LipoProfile test and other diagnostic tests that we may develop. During the second quarter of 2013, we placed the Vantera system in a leading medical center. We are driving toward becoming a clinical standard of care by decentralizing our technology and expanding our menu of personalized diagnostic tests to address a broad range of cardiovascular, metabolic and other diseases.
To date, the NMR LipoProfile test has been ordered over 10 million times, including nearly 2 million times during 2012 and over 1 million times in the six months ended June 30, 2013, and the number of tests ordered has grown at a compound annual growth rate of approximately 28% from 2007 to 2012. The NMR LipoProfile test is reimbursed by a number of governmental and private payors, which we believe collectively represent approximately 150 million covered lives.
We currently perform the vast majority of the NMR LipoProfile tests at our certified and accredited laboratory facilities in Raleigh, North Carolina. We intend to accelerate clinician and clinical diagnostic laboratory adoption of the NMR LipoProfile test and future clinical diagnostic tests by increasing access to our technology platform through strategic placement of the Vantera system in third party clinical diagnostic laboratories. In the second quarter of 2013 we placed the Vantera system in a leading medical center, and we have entered into agreements with some of our current clinical diagnostic laboratory customers to place the Vantera system in their laboratories. We are also in discussions with additional laboratory customers who have indicated a similar interest in the placement of the Vantera system in their laboratories. In addition, we are placing the Vantera system in academic centers that are collaborating with us to further validate the efficacy of our NMR LipoProfile test, and to develop additional high-value diagnostic assays based on NMR technology. We retain full ownership of any Vantera system placed in third-party clinical diagnostic laboratories and are responsible for support and maintenance obligations. In general, we expect that the number of Vantera system that will be placed in our clinical diagnostic laboratory customers' facilities will depend on their demonstrated annual production volume for the NMR LipoProfile test and their ability to increase demand for our tests.
We believe that the inherent analytical advantages of NMR technology will also allow us to expand our diagnostic test menu. We are currently developing NMR-based diagnostic tests for use in the prediction of diabetes, including the assessment of insulin resistance, and we are investigating opportunities to develop new diagnostic tests for other diseases.
We have incurred significant losses since our inception. As of June 30, 2013, our accumulated deficit was $53.3 million. We expect to incur significant operating losses for the next several years as we seek to establish the NMR LipoProfile test as a clinical standard of care for managing a patient's risk of cardiovascular disease.

Financial Operations Overview
Revenues
Substantially all of our revenues are currently derived from sales of our NMR LipoProfile test to clinical diagnostic laboratories, clinicians and other healthcare professionals for use in patient care. For the three months ended June 30, 2013 and 2012, sales of the NMR LipoProfile test represented approximately 96% and 95%, respectively, of our total revenues. For the six months ended June 30, 2013 and 2012, sales of the NMR LipoProfile test represented approximately 96% and 94%, respectively, of our total revenues. The remainder of our revenues is derived from sales of standard analytical chemistry tests, which we refer to as ancillary tests, requested by clinicians in conjunction with our NMR LipoProfile test, as well as revenue from contract research arrangements. Ancillary tests are FDA-approved blood tests that most clinical laboratories can process but that may be ordered from us at the same time as the NMR LipoProfile test for convenience. These tests are not run on our NMR technology platform, but instead are run on a traditional chemistry analyzer.
The following table presents our revenues by service offering and source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
NMR LipoProfile tests	$12,796	$13,141	$25,886	$26,008
Ancillary tests	202	443	510	956
Research contracts	313	310	531	713
Total revenues	$13,311	$13,894	$26,927	$27,677
Our revenues are driven by both test volume and the average selling price of our NMR LipoProfile test. For the six months ended June 30, 2013, we generated 89% of our total revenues from clinical diagnostic laboratory customers. We expect to continue to increase the proportion of NMR LipoProfile tests performed through clinical diagnostic laboratories, both under Vantera system placement arrangements and arrangements under which we perform the test for them at our own facility, as compared to our direct distribution channel in which clinicians order the test directly from us. The average selling price of our tests sold to these laboratories is less than that for tests we sell directly to clinicians, and therefore we expect that our overall average selling price will continue to decline in the future. For direct sales, the price we ultimately receive depends upon the level of reimbursement we receive from Medicare or commercial insurance carriers. Clinical diagnostic laboratories purchase our test at prices that we negotiate with them, which will continue to be the case for NMR LipoProfile tests performed using the Vantera system, whether the analyzer is located on-site at the customer's laboratory or at our own facility. Our clinical diagnostic laboratory customers are responsible for obtaining reimbursement from third-party payors or directly from patients.
We expect declines in our average selling price to continue as we place additional Vantera system in third-party laboratories, as the price we receive for a test performed on-site at third-party laboratories using the Vantera system will generally be less than the price for the same test performed at our own facility. Our business model contemplates that this decline in average selling price due to changes in the channel mix will be more than offset by increases in test volumes, especially if demand increases for Vantera system placements.
During the initial placement rollout period for the Vantera system, we expect that most Vantera system placements will be with our existing clinical diagnostic laboratory customers. As a result, we anticipate a gradual decrease in the proportion of  NMR LipoProfile tests performed at our existing laboratory facility as compared to tests performed at our customers' facilities using the Vantera system. We expect that the reduced volume in the number of tests performed at our facility for customers with a Vantera clinical analyzer on-site will be partially offset by growth in NMR LipoProfile test orders from new clinical diagnostic laboratory customers who may not initially meet our test volume criteria for a Vantera system placement.
Our revenues from ancillary tests, while a diminishing portion of our business, are similarly dependent upon our rates of reimbursement from various payor sources. For example, Medicare reimbursement rates are adjusted annually. Changes in Medicare reimbursement rates are dependent on a number of factors that we cannot predict. Reductions in reimbursement rates for these ancillary tests would reduce our overall revenues from these tests.

Cost of Revenues and Operating Expenses
We allocate certain overhead expenses, such as costs associated with information technology, rent, utilities, insurance and depreciation of office equipment, to cost of revenues and operating expense categories based on headcount and facility usage. As a result, an overhead expense allocation is reflected in cost of revenues and each operating expense category.
Cost of Revenues and Gross Margin
Cost of revenues consists of direct labor expenses, including employee benefits and stock-based compensation expenses, cost of laboratory supplies, freight costs, depreciation of laboratory equipment, leasehold improvements, royalties paid under license agreements and certain allocated overhead expenses. Since the Vantera system became commercially available in December 2012, our placement costs and associated service and maintenance support have been included in cost of revenues. We expect these expenses to increase in absolute dollars as we support our customers' use of the Vantera system, although we expect these increased expenses to be offset by increased revenues from additional test volume. Our cost of revenues represented approximately 20% and 19% during the three months ended June 30, 2013 and 2012, respectively, and approximately 20% and 18% during the six months ended June 30, 2013 and 2012, respectively, of our total revenues.
Our gross profit represents total revenues less the cost of revenues, and gross margin is gross profit expressed as a percentage of total revenues. Our gross margins were approximately 80% and 81% for the three months ended June 30, 2013 and 2012, respectively, and approximately 80% and 82% for the six months ended June 30, 2013 and 2012, respectively.
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
Our research and development expenses represented approximately 23% and 20% of our total revenues, respectively, during the three months ended June 30, 2013 and 2012, and approximately 23% and 18% during the six months ended June 30, 2013 and 2012, respectively. We expect that our overall research and development expenses will continue to increase in absolute dollars as we develop additional in vitro diagnostic assays that can be performed using the Vantera system.
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
Our sales and marketing expenses represented approximately 51% and 38% of our total revenues, respectively, during the three months ended June 30, 2013 and 2012, and approximately 50% and 39% during the six months ended June 30, 2013 and 2012, respectively, of our total revenues. We expect our sales and marketing costs to increase, both in absolute dollars as well as a percentage of our total revenues, as we expand our sales force, increase our geographic presence, and increase marketing and medical education efforts to drive awareness and adoption of the NMR LipoProfile test.
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

Our general and administrative expenses represented approximately 21% and 20% of our total revenues, respectively, during the three months ended June 30, 2013 and 2012, and approximately 23% and 18% during the six months ended June 30, 2013 and 2012, respectively. We expect that our general and administrative expenses will increase, primarily due to the impact of the medical device excise tax, described below, and the costs of operating as a public company, such as additional legal, accounting and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act of 2002 and investor relations expenses.
Medical Device Excise Tax
In March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, or the PPACA. The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. While we continue to evaluate the impact of this tax on our overall business, this tax is applicable to the sales of our NMR LipoProfile test and could adversely affect our results of operations, cash flows and financial condition. Our sales of the NMR LipoProfile test resulted in excise taxes of $0.2 million and $0.5 million for the three and six months ended June 30, 2013, respectively, which we have recorded in the statements of comprehensive (loss) income as general and administrative expense.
Other Expense
Interest income consists of interest earned on our cash and cash equivalents. During the three and six months ended June 30, 2013 and 2012, this income has not been material, although we expect our interest income to increase as we invest the net proceeds from our January 2013 initial public offering, or IPO.
Interest expense consists primarily of interest expense on our loan balances and the amortization of debt discounts and debt issuance costs. We amortize both debt discounts and debt issuance costs over the life of the loan and report them as interest expense in our statements of comprehensive (loss) income.
Other (expense) income primarily consists of gains and losses on the sale or disposal of assets. Prior to our IPO, the fair value of preferred stock warrants was re-measured at the end of each reporting period, and changes in fair value were also recognized in other (expense) income. Upon completion of the IPO in January 2013, the preferred stock warrants automatically converted into warrants to purchase common stock and no further changes in fair value will be recognized in other (expense) income.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
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

During the six months ended June 30, 2013, there were no significant changes in our critical accounting policies or estimates, except as described in the Vantera System Placement Arrangement discussion with respect to our revenue recognition policy noted below. See Note 1 to our financial statements included in this Quarterly Report on Form 10-Q and under the heading "Description of Business and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 27, 2013, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.
Revenue Recognition
We currently derive revenue from sales of our NMR LipoProfile test to clinical diagnostic laboratories and clinicians for use in patient care, from sales of ancillary tests for use in patient care requested in conjunction with the NMR LipoProfile test, and from contract research arrangements.
Revenues from diagnostic tests for patient care, which consist of sales of the NMR LipoProfile test performed in-house and at third party clinical diagnostic laboratory facilities (see “The Vantera System Placement Arrangements” below) and sales of ancillary tests, are recognized on the accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) services have been rendered or at the time final results are reported; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Testing services provided for patient care are covered by clinical diagnostic laboratories through negotiated contracts with commercial insurance carriers, programs with commercial insurance carriers, including managed care organizations, and various governmental programs, primarily Medicare.
Revenues from contract research arrangements are generally derived from clinical studies conducted by academic institutions and pharmaceutical companies for which we provide testing services. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given agreement. Our output, measured in terms of full-time equivalent level of effort or processing a set of diagnostic tests under a contractual protocol, typically triggers payment obligations under these agreements. Revenues are recognized as costs are incurred or diagnostic tests are processed. Contract research costs include all direct labor and material costs, equipment costs and fringe benefits. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.
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
The Vantera System Placement Arrangements
The Vantera system placement arrangements are generally negotiated and accounted for as operating leases. The placement arrangements typically include the NMR LipoProfile test, right to use the Vantera system, consumables and related maintenance, and support to process the NMR LipoProfile test at the third party clinical diagnostic laboratory's facilities for which the clinical diagnostic laboratory pays a negotiated price-per-reportable NMR LipoProfile test result. There is no fixed or minimum lease payment that the clinical diagnostic laboratory is obligated to make over the contract term. Our revenues are determined based on test volume and the negotiated price-per-reportable result. Revenues under the Vantera system placement arrangements are allocated considering the relative selling prices of the lease and non-lease deliverables included in the operating lease arrangement. Lease deliverables include the right to use the Vantera system and related maintenance and support while non-lease deliverables consist of the NMR LipoProfile test and consumables. Lease deliverables are accounted for in accordance with specific leasing guidance while non-lease deliverables are accounted for in accordance with the multiple-element arrangement guidance. We evaluate each non-lease deliverable to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when the delivered item has stand-alone value and delivery of the undelivered element is probable and within our control. We determine that both the NMR LipoProfile test and consumables have separate units of accounting.

We allocate revenue to each deliverable in the Vantera system placement arrangement based on a selling price hierarchy at the inception of the arrangement. The selling price for a deliverable is based on vendor-specific objective evidence of selling price, or VSOE, if available, third-party evidence of selling price, or TPE, if VSOE is not available, or estimated selling price, ESP, if neither VSOE nor TPE is available. We have determined that only the selling price of the NMR LipoProfile test is based on VSOE. Currently, we do not sell the license to use the Vantera system, the consumables or related maintenance and support separately on a regular basis and therefore we do not have the evidence to support VSOE for these deliverables. Due to the high degree of customization involved with these deliverables, we also determine that there are no comparable TPE for these deliverables. Since these deliverables have neither VSOE nor TPE, the allocation of revenue to them has been based on ESP.
Our objective in determining ESP is to establish the price at which we would transact a sale if the deliverables were sold regularly on a stand-alone basis. Our process for determining ESP for the deliverables considers all reasonably available information including both market data and conditions, as well as entity specific factors that may vary depending upon the facts and circumstances related to each deliverable. The factors considered in developing ESP relating to deliverables include cost structures, established pricing and approval policies and customization of the product or service and industry pricing. We regularly review ESP and maintain internal controls over the establishment and updates of these estimates. The NMR LipoProfile test is our most significant deliverable under these Vantera system placement arrangements. Once the selling price of each deliverable has been established, we allocate the negotiated price per reportable result among deliverables in the arrangement using the relative selling price method. Revenue allocated to each deliverable is then recognized when the basic revenue recognition criteria, as described above, is met for each deliverable.

Results of Operations
Comparison of Three Months Ended June 30, 2013 and 2012
The following table sets forth, for the periods indicated, the amounts of certain components of our statements of comprehensive (loss) income and the percentage of total revenues represented by these items, showing period-to-period changes.

	Three Months Ended June 30,				Period-to-period change
	2013	% of Revenues	2012	% of Revenues	Amount	Percentage
	(in thousands, except for percentages)
Revenues	$13,311	100.0%	$13,894	100.0%	$(583)	(4.2)%
Cost of revenues	2,616	19.7	2,677	19.3	(61)	(2.3)
Gross profit	10,695	80.3	11,217	80.7	(522)	(4.6)
Operating expenses:
Research and development	3,118	23.4	2,738	19.7	380	13.9
Sales and marketing	6,802	51.1	5,273	37.9	1,529	29.0
General and administrative	2,770	20.8	2,804	20.2	(34)	(1.2)
Loss on disposal of long-lived assets	—	—	30	0.2	(30)	*
Total operating expenses	12,690	95.3	10,845	78.1	1,845	17.0
(Loss) income from operations	(1,995)	(15.0)	372	2.7	(2,367)	*
Total other expense	(449)	(3.4)	(103)	(0.7)	(346)	*
(Loss) income before taxes	(2,444)	(18.4)	269	1.9	(2,713)	*
Net (loss) income	$(2,444)	(18.4)%	$269	1.9%	$(2,713)	*
 * Percentage not meaningful
Revenues
Total revenues decreased by 4.2% to $13.3 million for the three months ended June 30, 2013 from $13.9 million for the three months ended June 30, 2012. Revenues from sales of our NMR LipoProfile test decreased to $12.8 million for the three months ended June 30, 2013 from $13.1 million for the three months ended June 30, 2012, resulting from an overall decline in average selling price which was partially offset by growth in the number of NMR LipoProfile tests sold, particularly to our clinical diagnostic laboratory customers.
The overall number of NMR LipoProfile tests increased by 7.5% to approximately 529,000 tests for the three months ended June 30, 2013 from approximately 492,000 tests for the three months ended June 30, 2012. This volume growth reflected the impact of an increase in the number of our sales representatives and greater geographic coverage of our sales force, as well as increased market acceptance of our test. The overall average selling price of NMR LipoProfile tests decreased 9.4%, to $24.20 for the three months ended June 30, 2013 from $26.72 for the three months ended June 30, 2012. This decrease in average selling price was primarily the result of reductions in price for some clinical laboratory customers based on their achievement of higher test volumes set forth in their agreements with us, a reduction in the Medicare reimbursement rate for the NMR LipoProfile test, and the continuing shift in channel mix toward high-volume clinical laboratory customers. The percentage of our total NMR LipoProfile tests sold through direct distribution channels decreased from 5.0% for the three months ended June 30, 2012 to 2.7% for the three months ended June 30, 2013. This continued shift reflects our current strategy of accelerating the adoption of our NMR LipoProfile test through clinical diagnostic laboratories, which we expect will result in fewer tests ordered through direct channels and an overall decrease in average selling price.

Revenues from sales of ancillary tests decreased to $0.2 million for the three months ended June 30, 2013 from $0.4 million for the three months ended June 30, 2012. The decrease in revenues from these ancillary tests was primarily driven by the shift in testing mix and an overall reduction of reimbursement rates from Medicare. Revenues from our clinical research clients were approximately $0.3 million for each of the three months ended June 30, 2013 and 2012, respectively.
Cost of Revenues and Gross Margin
Cost of revenues decreased by 2.3%, to $2.6 million for the three months ended June 30, 2013 from $2.7 million for the three months ended June 30, 2012. This slight decrease resulted primarily from the reduction in materials and freight costs due to lower negotiated vendor pricing and less expensive ancillary tests performed, offset by higher personnel-related and allocated costs associated with the launch of the Vantera system and an increase in the number of NMR LipoProfile tests sold to patient care clients during the three months ended June 30, 2013. We experienced higher costs associated with site preparation, instrument installation and customer service support as we prepared for the launch of the Vantera system at third-party customer sites. Gross profit as a percentage of total revenues, or gross margin, decreased slightly to 80.3% for the three months ended June 30, 2013 from 80.7% for the three months ended June 30, 2012.
Research and Development Expenses
Research and development expenses increased by 13.9% to $3.1 million for the three months ended June 30, 2013 from $2.7 million for the three months ended June 30, 2012. This increase was partially the result of $0.2 million in higher salaries and benefits due to increased headcount within our research and development function. The total number of research and development employees increased to 49 at June 30, 2013 from 45 at June 30, 2012. We also experienced a $0.3 million increase in consulting fees for conducting external research and development studies in support of our publication efforts and other engineering projects and $0.2 million in higher allocated expenses due to increases in information technology and facility costs. These increases were partially offset by $0.3 million in lower depreciation expense in 2013, as in 2012 we incurred additional depreciation expense from correction of an immaterial error relating to prior periods. As a percentage of total revenues, research and development expenses increased to 23.4% for the three months ended June 30, 2013, as compared to 19.7% for the three months ended June 30, 2012.
Sales and Marketing Expenses
Sales and marketing expenses increased by 29.0%, to $6.8 million for the three months ended June 30, 2013 from $5.3 million for the three months ended June 30, 2012. This increase was primarily due to an increase of $1.3 million in compensation and benefit costs, training, and travel and entertainment-related expenses as a result of the growth and expansion of our sales organization. Consistent with our strategy of expanding our sales and marketing function,the total number of our sales and marketing employees increased to 103 at June 30, 2013 from 72 at June 30, 2012. We also experienced $0.2 million in higher marketing expenses associated with various marketing programs, medical education and campaign efforts. As a percentage of total revenues, sales and marketing expenses increased to 51.1% for the three months ended June 30, 2013 from 37.9% for the three months ended June 30, 2012.
General and Administrative Expenses
General and administrative expenses decreased slightly by 1.2%, to $2.8 million for the three months ended June 30, 2013 from $2.8 million for the three months ended June 30, 2012. The decrease was primarily attributable to $0.3 million in lower personnel-related costs, which was primarily attributable to lower bonus expense as a result of our financial performance during the year to date. This decrease was offset by $0.3 million in higher professional fees, largely from additional accounting, tax, legal and consulting fees associated with the expansion of our business operations and compliance obligations in connection with becoming a publicly traded company. In addition, we also incurred $0.2 million in tax liability as a result of the new U.S. medical device excise tax that became applicable to sales of the NMR LipoProfile test in January 2013.
Our bad debt expense decreased by $0.2 million to $0.1 million for the three months ended June 30, 2013 from $0.3 million for the three months ended June 30, 2012. As a percentage of total revenues, bad debt expense decreased to 0.4% for the three months ended June 30, 2013 from 1.8% for the three months ended June 30, 2012. The decrease in bad debt expense, both in absolute dollars and as a percentage of total revenues, resulted primarily from the shift of our customer mix toward clinical diagnostic laboratories, from which we typically experience higher collection rates.
As a percentage of total revenues, general and administrative expenses increased to 20.8% for the three months ended June 30, 2013, compared to 20.2% for the three months ended June 30, 2012.

Other Expense
Other expense increased to $0.4 million for the three months ended June 30, 2013 from $0.1 million for the three months ended June 30, 2012. The increase was primarily attributable to a $0.3 million increase in interest expense compared to the prior year period, due to higher average principal amounts outstanding on our indebtedness during 2013.
Comparison of Six Months Ended June 30, 2013 and 2012
The following table sets forth, for the periods indicated, the amounts of certain components of our statements of comprehensive (loss) income and the percentage of total revenues represented by these items, showing period-to-period changes.

	Six Months Ended June 30,				Period-to-period change
	2013	% of Revenues	2012	% of Revenues	Amount	Percentage
	(in thousands, except for percentages)
Revenues	$26,927	100.0%	$27,677	100.0%	$(750)	(2.7)%
Cost of revenues	5,466	20.3	4,995	18.1	471	9.4
Gross profit	21,461	79.7	22,682	81.9	(1,221)	(5.4)
Operating expenses:
Research and development	6,250	23.2	4,885	17.6	1,365	27.9
Sales and marketing	13,461	50.0	10,838	39.2	2,623	24.2
General and administrative	6,077	22.6	5,054	18.3	1,023	20.2
Loss on disposal of long-lived assets	—	—	30	0.1	(30)	*
Total operating expenses	25,788	95.8	20,807	75.2	4,981	23.9
(Loss) income from operations	(4,327)	(16.1)	1,875	6.8	(6,202)	*
Total other expense	(965)	(3.6)	(337)	(1.2)	(628)	*
(Loss) income before taxes	(5,292)	(19.7)	1,538	5.6	(6,830)	*
Net (loss) income	$(5,292)	(19.7)%	$1,538	5.6%	$(6,830)	*
 * Percentage not meaningful
Revenues
Total revenues decreased by 2.7% to $26.9 million for the six months ended June 30, 2013 from $27.7 million for the six months ended June 30, 2012. Revenues from sales of our NMR LipoProfile test decreased to $25.9 million for the six months ended June 30, 2013 from $26.0 million for the six months ended June 30, 2012, resulting from an overall decline in average selling price, which was partially offset by growth in the number of NMR LipoProfile tests sold, particularly to our clinical diagnostic laboratory customers.
The overall number of NMR LipoProfile tests increased by 8% to approximately 1,047,000 tests for the six months ended June 30, 2013 from approximately 969,000 tests for the six months ended June 30, 2012. This volume growth reflected the impact of an increase in the number of our sales representatives and greater geographic coverage of our sales force, as well as increased market acceptance of our test. The overall average selling price of NMR LipoProfile tests decreased 7.9%, to $24.72 for the six months ended June 30, 2013 from $26.85 for the six months ended June 30, 2012. This decrease in average selling price was primarily the result of reductions in price for some clinical laboratory customers based on their achievement of higher test volumes set forth in their agreements with us, a reduction in the Medicare reimbursement rate for the NMR LipoProfile test and the continuing shift in channel mix toward high-volume clinical laboratory customers. The percentage of our total NMR LipoProfile tests sold through direct distribution channels decreased from 5% for the six months ended June 30, 2012 to 3% for the six months ended June 30, 2013. This continued shift reflects our current strategy of accelerating the adoption of our NMR LipoProfile test through clinical diagnostic laboratories, which we expect will result in fewer tests ordered through direct channels and an overall decrease in average selling price.

Revenues from sales of ancillary tests decreased to $0.5 million for the six months ended June 30, 2013 from $1.0 million for the six months ended June 30, 2012. The decrease in revenues from these ancillary tests was primarily driven by the shift in testing mix and an overall reduction of reimbursement rates from Medicare. Revenues from our clinical research clients were approximately $0.5 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.
Cost of Revenues and Gross Margin
Cost of revenues increased by 9.4%, to $5.5 million for the six months ended June 30, 2013 from $5.0 million for the six months ended June 30, 2012. This increase was partially the result of $0.5 million in higher personnel-related costs associated with the launch of the Vantera system and an increase in the number of NMR LipoProfile tests sold to patient care clients during the six months ended June 30, 2013. We experienced higher costs associated with site preparation, instrument installation and customer service support as we prepared for the launch of the Vantera system at third-party customer sites. In addition, we experienced $0.3 million higher allocated expenses due to increases in information technology and facility costs. These increases were partially offset by $0.3 million lower materials and freight costs due to lower negotiated vendor pricing and less expensive ancillary tests performed. Gross profit as a percentage of total revenues, or gross margin, decreased to 79.7% for the six months ended June 30, 2013 from 81.9% for the six months ended June 30, 2012. The decrease we experienced in gross margin resulted primarily from the costs incurred in 2013 associated with the launch of the Vantera system at third-party customer sites.
Research and Development Expenses
Research and development expenses increased by 27.9% to $6.3 million for the six months ended June 30, 2013 from $4.9 million for the six months ended June 30, 2012. This increase was partially the result of $0.5 million in higher salaries and benefits due to increased headcount within our research and development function, including recruiting fees and stock-based compensation expense for stock option grants and restricted stock unit grants to certain research and development employees. The total number of research and development employees increased to 49 at June 30, 2013 from 45 at June 30, 2012. We also experienced a $0.8 million increase in consulting fees for conducting external research and development studies in support of our publication efforts and other engineering projects and $0.4 million in higher allocated expenses due to increases in information technology and facility costs. These increases were partially offset by the $0.3 million in lower depreciation expense in 2013, as in 2012 we incurred additional depreciation expense from correction of an immaterial error relating to prior periods. As a percentage of total revenues, research and development expenses increased to 23.2% for the six months ended June 30, 2013, as compared to 17.6% for the six months ended June 30, 2012.
Sales and Marketing Expenses
Sales and marketing expenses increased by 24.2%, to $13.5 million for the six months ended June 30, 2013 from $10.8 million for the six months ended June 30, 2012. This increase was primarily due to an increase of $2.2 million in compensation and benefit costs, training, and travel and entertainment-related expenses as a result of the growth and expansion of our sales organization. Consistent with our strategy of expanding our sales and marketing function, the total number of our sales and marketing employees increased to 103 at June 30, 2013 from 72 at June 30, 2012. We also experienced $0.4 million in higher marketing expenses associated with various marketing programs, medical education and campaign efforts. As a percentage of total revenues, sales and marketing expenses increased to 50.0% for the six months ended June 30, 2013 from 39.2% for the six months ended June 30, 2012.
General and Administrative Expenses
General and administrative expenses increased by 20.2%, to $6.1 million for the six months ended June 30, 2013 from $5.1 million for the six months ended June 30, 2012. The increase was partially the result of $0.7 million in higher professional fees, largely from additional accounting, tax, legal and consulting fees associated with the expansion of our business operations and compliance obligations in connection with becoming a publicly traded company. In addition to professional fees, we also incurred $0.5 million in tax liability as a result of the new U.S. medical device excise tax that became applicable to sales of the NMR LipoProfile test in January 2013, as well as $80,000 higher allocated expenses due to increases in information technology and facility costs.
Our bad debt expense decreased by $0.3 million to $0.2 million for the six months ended June 30, 2013 from $0.5 million for the six months ended June 30, 2012. As a percentage of total revenues, bad debt expense decreased to 0.8% for the six months ended June 30, 2013 from 1.8% for the six months ended June 30, 2012. The decrease in bad debt expense, both in absolute dollars and as a percentage of total revenues, resulted primarily from the shift of our customer mix toward clinical diagnostic laboratories, from which we typically experience higher collection rates.

As a percentage of total revenues, general and administrative expenses increased to 22.6% for the six months ended June 30, 2013, compared to 18.3% for the six months ended June 30, 2012.
Other Expense
Other expense increased to $1.0 million for the six months ended June 30, 2013 from $0.3 million for the six months ended June 30, 2012. The increase was primarily attributable to a $0.8 million increase in interest expense compared to the prior year period, due to higher average principal amounts outstanding on our indebtedness during 2013. This increase was partially offset by a $0.1 million decrease in other expense as a result of changes in the fair value of our preferred stock warrant liability between the periods.
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
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effect through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Liquidity and Capital Resources
Sources of Liquidity
Prior to our IPO in January 2013, we funded our operations principally through private placements of our capital stock, bank borrowings and, since 2009, cash flows from operations. Prior to the IPO, we had raised $58.7 million from the sale of common stock and convertible preferred stock to third parties.
In December 2012, we refinanced and paid off our then existing indebtedness with Square 1 Bank, or Square 1, which was comprised of a term loan with an outstanding balance of $3.8 million and a revolving line of credit with an outstanding balance of $3.5 million. We entered into a new credit facility with Square 1 and Oxford Finance that provides for term loans from Oxford Finance of $10.0 million, a term loan from Square 1 of $6.0 million and a revolving line of credit with Square 1 of up to $6.0 million. Our borrowing capacity under the line of credit is subject to borrowing base limitations related to our eligible accounts receivable. Interest on the term loans accrues at a fixed annual rate of 9.5%, while advances under the line of credit continue to carry a variable interest rate equal to the greater of 6.25% or the prime rate plus 3.0%. We are required only to make interest payments on the term loans through January 2014, and then repayments of principal and interest amounts due under the term loans will continue in monthly installments through July 2016. The revolving line of credit matures in December 2013.
As of June 30, 2013, the term loans from Oxford Finance had an outstanding balance of $9.8 million, net of debt discount in the amount of $0.2 million, and the term loan from Square 1 had an outstanding balance of $5.9 million, net of debt discount in the amount of $69,000. As of June 30, 2013, we did not have any outstanding borrowings under the revolving line of credit and therefore had up to $6.0 million in available borrowing capacity.

Borrowings under the credit facility are secured by substantially all of our assets other than our intellectual property. The covenants set forth in the loan and security agreement require, among other things, that we maintain a specified liquidity ratio, measured monthly, that begins at 1.25 and is reduced to 1.0 over the term of the facility. Our liquidity ratio was over 8.0 as of June 30, 2013. We are also required to achieve minimum three-month trailing revenue levels that are based on 80% of our projected annual revenue levels approved by our board of directors, which annual projected revenues must be at least $55 million. In addition, beginning in 2014, our revenues must be at 80% of the trailing three-month projections that have been approved by our board of directors and must also be equal to our greater than the revenues for the same period from the previous year. In June 2013, the lenders waived our noncompliance wit the minimum three-month trailing revenue covenants for the period from March 2013 to May 2013. We are currently in compliance with all covenants under this credit facility, as modified. However, if we fail to comply with the covenants and our other obligations under the credit facility, the lenders would be able to accelerate the required repayment of amounts due under the loan and security agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.
In connection with entering into the current and prior credit facilities, we issued warrants to Oxford Finance to purchase an aggregate of 45,978 shares of our Series E redeemable convertible preferred stock at an exercise price of $4.35 per share and warrants to Square 1 to purchase an aggregate of 27,586 shares of our Series E redeemable convertible preferred stock and 88,793 shares of our Series F redeemable convertible preferred stock, in each case at an exercise price of $4.35 per share. Upon the closing of our IPO, the warrants automatically became warrants to purchase an aggregate of 78,741 shares of common stock at an exercise price of $8.97 per share.
Initial Public Offering
On January 30, 2013, we closed our IPO, in which we sold 5,750,000 shares of common stock and received net proceeds of approximately $44.4 million, after deducting underwriting discounts and offering-related expenses paid by us. Upon closing of the IPO, all of the redeemable convertible preferred stock then outstanding automatically converted into 6,994,559 shares of common stock. Concurrently with the closing of the IPO, we paid $5.2 million to holders of our Series F redeemable convertible preferred stock in full satisfaction of accrued dividends on such shares immediately prior to their conversion to common stock. In addition, outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase common stock, and our preferred stock warrant liability of $0.4 million as of January 30, 2013 was reclassified to additional paid-in capital.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash and cash equivalents	$54,246	$12,833
Accounts receivable, net	6,849	6,856

Operating activities	$(6,845)	$1,477
Investing activities	(2,000)	(3,018)
Financing activities	38,323	1,891
Net increase in cash and cash equivalents	$29,478	$350
Our cash and cash equivalents at June 30, 2013 and June 30, 2012 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.
Restricted cash, which totaled $0.5 million at June 30, 2013 and $1.5 million at June 30, 2012, respectively, is not included in cash and cash equivalents. Restricted cash consists primarily of money market funds that secure letters of credit related to operating leases for our office and laboratory space.

Cash Flows for the Six Months Ended June 30, 2013 and 2012
Operating Activities
Net cash used in operating activities was $6.8 million during the six months ended June 30, 2013, which included a net loss of $5.3 million partially offset by net non-cash items of $1.4 million. Non-cash items for the six months ended June 30, 2013 consisted primarily of depreciation and amortization expense of $0.8 million and stock-based compensation expense of $0.6 million. We also had a net cash outflow from changes in operating assets and liabilities of $2.9 million during the six months ended June 30, 2013. The significant items in the changes in operating assets and liabilities included an increase of $1.7 million in accounts receivable, an increase of $0.1 million in inventories, an increase of $0.2 million in prepaid expenses and a decrease of $1.1 million in accounts payable, accrued liabilities and other current liabilities. The increase in accounts receivable was due primarily to the timing of collections. The decrease in accounts payable, accrued expenses and other current liabilities was due primarily to the timing of disbursements.
Net cash provided by operating activities was $1.5 million during the six months ended June 30, 2012, which included net income of $1.5 million and net non-cash items of $1.4 million. Non-cash items for the six months ended June 30, 2012 consisted primarily of stock-based compensation expense of $0.6 million, depreciation and amortization expense of $0.7 million and $0.1 million in expense incurred due to changes in the fair value of our preferred stock warrant liability. We also had a net cash outflow of $1.5 million from changes in operating assets and liabilities during the six months ended June 30, 2012. The significant items in the changes in operating assets and liabilities included an increase in accounts receivable of $1.2 million, a decrease in current liabilities of $0.9 million, offset by a decrease in prepaid expenses of $42,000 and an increase in other long-term liabilities of $0.6 million. The increase in accounts receivable was due primarily to the growth in our revenues. The decrease in accounts payable, accrued expenses and other current liabilities was due primarily to the timing of disbursements.
Growth in the number of NMR LipoProfile tests we perform, the impact of other revenue and expenses and the timing and amount of future working capital changes will affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $2.0 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively. The amounts related primarily to purchases of property and equipment and costs associated with maintaining our patent and trademark portfolio. The purchases of property and equipment during the six months ended June 30, 2013 were primarily for leasehold improvements related to our facilities, computer and furniture for general office use due to increased headcount as well as IT equipment used in test production. The purchases of property and equipment during the six months ended June 30, 2012 were primarily for hardware components purchased from third-party manufacturers for the Vantera system not yet put into service. The capitalized patent and trademark costs during the each of six months ended June 30, 2013 and 2012 were primarily for pending domestic and international patent applications.
Financing Activities
Net cash provided by financing activities was $38.3 million during the six months ended June 30, 2013, consisting primarily of net proceeds from issuance of common stock in connection with our IPO of $47.3 million, net of $4.4 million of underwriting discounts and commissions, cash inflows from changes in restricted cash for operating lease of $1.0 million, and net proceeds from exercise of stock options and warrants of $0.2 million, partially offset by Series F accrued dividend payments of $5.2 million and repayment in full of our revolving line of credit in the amount of $5.0 million.
Net cash provided by financing activities was $1.9 million during the six months ended June 30, 2012, consisting primarily of proceeds from borrowings of $3.5 million under our line of credit, term loan repayments of $1.0 million and cash outlays for deferred offering costs of $0.6 million in connection with our IPO.

Operating and Capital Expenditure Requirements
We expect to incur substantial operating losses in the future and expect that our operating expenses will increase as we continue to expand our sales force and increase our marketing efforts to drive market adoption of the NMR LipoProfile test, commercially launch our Vantera system and develop additional diagnostic tests. Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, capital expenditures, working capital, debt service and general corporate expenses. As demand for placements of our Vantera system increases from our clinical diagnostic laboratory customers, we anticipate that our capital expenditure requirements will also increase in order to build additional analyzers for placement.
We believe the cash generated from operations and our current cash and cash equivalents balances, which include the net proceeds from our IPO, and interest income we earn on these balances, together with the available borrowing capacity under our credit facilities, will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. As sales of our NMR LipoProfile test grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.
If our cash balances and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or convertible debt securities or enter into an additional credit facilities or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders, and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.
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
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
Interest Rate Sensitivity
Cash and Cash Equivalents. As of June 30, 2013, we had cash and cash equivalents of $54.2 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested in interest-bearing certificates of deposit and money market funds. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation and mainly consists of investments with short maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
Term Loan and Line of Credit. Our primary exposure to market risk is interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current credit facility, our term loans carry a fixed interest rate of 9.5%, while advances under the line of credit carry a variable interest rate equal to the greater of 6.25% or Square 1's prime rate plus 3.0%. On March 29, 2013, we paid off the outstanding balance under the revolving line of credit. As of June 30, 2013, we had debt obligations of $15.8 million consisting of term loans under our credit facilities with Oxford Finance and Square 1. Since the interest rate on our term loans is fixed, we are not exposed to market risk from changes in interest rates as it relates to this interest-bearing obligation. We have not entered into, and do not expect to enter into, hedging arrangements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our interim chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We had a material weakness in our internal control over financial reporting because we did not maintain effective controls over the certification of debt covenant compliance with respect to our credit facility. In the second quarter of 2013, we discovered that we failed to comply with covenants related to the achievement of minimum three-month trailing revenue levels for the period from March 2013 to May 2013. In June 2013, we obtained a waiver of this noncompliance from the lenders. Although the material weakness existed as of March 31, 2013, we did not discover the material weakness in our internal control over financial reporting until after the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
During the three months ended June 30, 2013, we implemented the following changes in our internal control over financial reporting that contributed to the remediation of the material weakness described above:

•	we evaluated and improved the design and operation of our debt covenant compliance process and controls, which has led to the implementation of new and improved procedures where warranted;

•	we assigned additional personnel from a cross-functional team to evaluate and review non-financial as well as financial covenants on a timely basis; and

•	we increased the level of review and discussion of each non-financial and financial covenant and supporting documentation with senior financial management.

We have evaluated and tested the effectiveness of these controls as of June 30, 2013 and determined that the material weakness identified above has been remediated.
Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to generate revenue depends on our successful marketing of the NMR LipoProfile test. The NMR LipoProfile test accounted for 96% of our revenues for the three and six months ended June 30, 2013 and 94% of our revenues for the year ended December 31, 2012. We expect that our revenues and profitability will depend on sales of the NMR LipoProfile test for the foreseeable future.
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
For the three and six months ended June 30, 2013, we generated 89% of our revenues, and for the year ended December 31, 2012, we generated 84% of our revenues, from clinical diagnostic laboratory customers. Sales to one of these laboratories, Health Diagnostics Laboratory, Inc., accounted for 34% of our revenues for the three and six months ended June 30, 2013 and 32% of our revenues for the year ended December 31, 2012. Sales to a second laboratory customer, Laboratory Corporation of America Holdings, or LabCorp, accounted for 30% of our revenues for the three and six months ended June 30, 2013 and 29% of our revenues for the year ended December 31, 2012.

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
Although we generated net income for the year ended December 31, 2012, we have incurred significant losses since our inception. As of June 30, 2013, we had an accumulated deficit of $53.3 million. We anticipate experiencing losses for the next several years as we increase expenses in pursuit of our growth strategy and our efforts to increase market share for the NMR LipoProfile test, place the Vantera system in third-party clinical diagnostic laboratories, and develop new personalized diagnostic tests.
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
We have limited experience in selling and marketing the NMR LipoProfile test nationally, and we have only limited experience in placing and servicing the Vantera system in third-party clinical diagnostic laboratories for commercial purposes. We recently hired a new Vice President of Sales, and we intend to hire a significant number of additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. Our new sales personnel may be less efficient and productive than our more experienced, existing sales personnel. We may also face competition from other companies in these industries, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel on a timely basis, or at all, our business will suffer.
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
The clinical diagnostics market is highly competitive, and we must be able to compete effectively against existing and future competitors in order to be successful. In selling our NMR LipoProfile test, we compete primarily with existing diagnostic, detection and monitoring technologies, particularly the conventional lipid panel test, which is relatively inexpensive, widely reimbursed and broadly accepted as an effective test for managing the risk of developing cardiovascular disease. We also compete against companies that offer other methods for directly or indirectly measuring cholesterol concentrations, lipoproteins or lipoprotein particles. For example, measuring apolipoprotein B, or apoB, is an indirect way to approximate LDL-P. ApoB tests are offered by many clinical diagnostic laboratories and are generally less expensive than our test. It is possible that apoB, or other competing tests, could be perceived by clinicians as more cost-effective than our test in providing information useful in managing CHD risk. In addition, some competitors offering these competing technologies may have longer operating histories, better name recognition and greater financial, technical, sales, marketing, distribution and public relations resources than we have. They may also have more experience in research and development, regulatory matters, manufacturing and marketing than we do, and may have established broad third-party reimbursement for their tests. If we do not compete successfully, we will not be able to increase our market share and our business will be seriously harmed.

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

Our expected transition to a new chief executive officer could be disruptive to our business, and our inability to attract, hire or retain other key personnel could also slow our growth and prevent us from successfully executing our business strategy.

On August 2, 2013, we announced that Richard O. Brajer, our former President and Chief Executive Officer, had terminated his employment with us. One of our current directors, Robert J. Greczyn, Jr., was appointed as our Interim President and Chief Executive Officer, and our board of directors has initiated an external search process for a permanent replacement.

There can be no assurances that the transition to a new Chief Executive Officer will be smooth. Our success depends in part on having a successful Chief Executive Officer, yet we face significant competition for such an executive. We may not be able to find a suitable successor for the Chief Executive Officer position in a timely manner, and there are also no assurances that a new Chief Executive Officer will be able to lead us in a successful manner.

Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. The continuing absence of a permanent Chief Executive Officer could also impair our ability to execute on our business model. If we cannot effectively transition Mr. Brajer's roles and responsibilities to Mr. Greczyn or other personnel in our organization, it could make it more difficult to successfully operate our business and pursue our business goals.

In addition to the transition of our Chief Executive Officer position, our future success depends to a significant extent on the skills, experience and continued efforts of the rest of our senior management team, including Lucy Martindale, our Chief Financial Officer, James Otvos, our Chief Scientific Officer and founder, Timothy Fischer, our Chief Operating Officer, and Thomas Clement, our Vice President of Regulatory and Quality Affairs. The loss of services of any or all of these individuals, or other management personnel, could harm our business, could divert other senior management time in searching for their replacements, and might significantly delay or prevent the achievement of our business objectives. We have entered into employment agreements with each of these individuals and with our other executives. The existence of an employment agreement does not, however, guarantee retention of these employees, and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain key person life insurance on any of our management personnel.
Our future success also depends on our ability to continue to attract, retain and motivate highly skilled sales and marketing, regulatory, scientific and laboratory personnel. In particular, our growth strategy is predicated on significantly expanding the size of our direct sales force. However, competition for qualified sales, regulatory and technical personnel in our industry is intense, and we may not be able to attract and retain these personnel on acceptable terms. If we are unable to attract, train or retain the number of highly qualified personnel that our business needs, it could seriously harm our reputation, key customer relationships and potential revenue growth, could result in the loss of key information, expertise or know-how and could cause us to incur unanticipated recruitment and training costs. To the extent that we hire personnel from competitors, we may also be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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
We currently perform our tests predominantly in one laboratory facility. If this or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.
We currently perform our NMR LipoProfile tests predominantly in a single laboratory facility in Raleigh, North Carolina. If this or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, or if performance of our analyzers is disrupted for any other reason, we may not be able to perform our tests or generate test reports as promptly as our customers expect, or possibly not at all. If we are unable to perform our tests or generate test reports within a timeframe that meets our customers' expectations, our business, financial results and reputation could be materially harmed.

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
Failure in our information technology, storage systems or our clinical analyzers, including the Vantera system, could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.
Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology, or IT, systems, which support our operations and our research and development efforts, as well as our storage systems and our clinical analyzers, including the Vantera system. Due to the sophisticated nature of the NMR technology we use in our testing, we are substantially dependent on our IT systems. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, and in particular to operate our NMR analyzers, including any Vantera system placed in third-party clinical diagnostic laboratories, could adversely affect our ability to operate our business. Any interruption in the operation of our NMR analyzers, due to IT system failures, part failures or potential disruptions in the event we are required to relocate our analyzers within our facility or to another facility, or failures of the Vantera system within the facilities of third-party clinical diagnostic laboratories, could have an adverse effect on our operations.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act of 2002, as amended, also known as SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the NASDAQ Stock Market. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our current fiscal year ending December 31, 2013, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of SOX and the rules and regulations of the SEC thereunder, which we refer to collectively as Section 404. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Prior to our IPO in January 2013, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. We are in the early stages of conforming our internal control procedures to the requirements of Section 404 and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2012 or for any other period. Our independent registered public accounting firm's audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, no such opinion was expressed. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.
Even after we develop new procedures, material weaknesses in our internal control over financial reporting may be discovered. For example, in the second quarter of 2013 we discovered a material weakness in our internal control over financial reporting because we failed to maintain effective controls over the certification of debt covenant compliance with respect to our credit facility with Square 1 and Oxford Finance. Although the material weakness existed as of the end of the first quarter of 2013, we did not discover it until the second quarter of 2013. We implemented changes in our internal control over financial reporting during the second quarter of 2013 and have determined that the material weakness has been remediated as of the date of this report. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
In December 2012, we entered into a credit facility with Oxford Finance and Square 1. The facility consists of a total of $16 million in term loans and a $6 million revolving line of credit. The term loans are payable in monthly installments of interest only through January 2014 and then principal and interest thereafter in monthly installments through July 2016. The line of credit matures in December 2013. Borrowings under our credit facility are secured by substantially all of our tangible assets. The covenants set forth in the loan and security agreement require, among other things, that we maintain a specified liquidity ratio, measured monthly, that begins at 1.25 and is reduced to 1.0 over the term of the facility. Our liquidity ratio was over 8.0 as of June 30, 2013. We are also required to achieve minimum three-month trailing revenue levels that are based on 80% of our projected annual revenue levels approved by our board of directors, which annual projections must be at least $55 million. In addition, beginning in 2014, our revenues must be at 80% of the trailing three-month projections that have been approved by our board of directors and must also be equal to or greater than the revenues for the same period from the previous year. In June 2013, the lenders waived our noncompliance with the minimum three-month trailing revenue covenants for the period from March 2013 to May 2013. We are currently in compliance with all covenants under this credit facility, as modified. However, if we fail to comply with the covenants and our other obligations under the credit facility, the lenders would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.

We may need to raise additional capital to meet our financial obligations and to pursue our business objectives, and if we cannot raise additional capital when needed, we may have to curtail or cease operations.
We cannot assure you that the proceeds of our recent IPO will be sufficient to fully fund our business and growth strategy. We may need to raise additional funds through public or private equity or debt financing to continue to fund or expand our operations.
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
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes. As of June 30, 2013, our available federal net operating losses, or NOLs, and federal research and development tax credits totaled $42.0 million. In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. In addition, if we undergo an ownership change in connection with or after our IPO, our ability to utilize our NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in additional ownership changes under Section 382. We are unable to predict the future ownership and other variables considered by, and elections available pursuant to, Section 382 for determining the usability of our net operating losses. We may not be able to utilize a material portion of our NOLs, even if we attain profitability.
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

Risks Related to Billing, Coverage and Reimbursement for Our Tests
Health insurers and other third-party payors may decide not to cover, or may discontinue reimbursing, our NMR LipoProfile test or any other diagnostic tests we may develop in the future, even though they may cover diagnostic tests that compete with the NMR LipoProfile test, or they may provide inadequate reimbursement, which could jeopardize our ability to expand our business and achieve profitability.
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
The Centers for Medicare and Medicaid Services, or CMS, under the U.S. Department of Health and Human Services, or HHS, establishes reimbursement payment levels and coverage rules for Medicare. CMS currently covers our NMR LipoProfile test, although the reimbursement payment level under CMS fee schedules may change from time to time. In recent years, payments under these fee schedules have decreased and may decrease more in the future. During the six months ended June 30, 2013, the Medicare reimbursement rate for the NMR LipoProfile test was reduced on two separate occasions, the first of which occurred on January 1, 2013 in connection with a broad reduction of the Medicare lab test fee schedule for laboratory tests generally, and the second of which occurred on April 1, 2013 in connection with an overall 2% reduction in the Medicare lab test fee schedule compelled by the automatic sequestration cuts to certain U.S. federal spending programs. State Medicaid plans and private payors establish rates and coverage rules independently. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our tests to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained.
If CMS or other third-party payors decide not to cover our diagnostic tests, place significant restrictions on the use of our tests, or offer inadequate payment amounts, our ability to generate revenue from our diagnostic tests could be limited. While our test is reimbursed by a number of governmental and private payors, which we believe collectively represent approximately 150 million covered lives, there are large third-party private payors that do not currently cover our test. In some cases, these third-party payors do not reimburse for our NMR LipoProfile test, and may not reimburse for any other diagnostic tests we may develop in the future, even though they currently or may in the future reimburse for diagnostic tests with which our tests compete. Additionally, employers may switch benefit design through their choice of payor, which may also negatively impact coverage for our tests. For example, in the first quarter of 2013, The Boeing Company, a large national employer, switched its employees from a third-party payor that covered our NMR LipoProfile test to a third-party payor that does not cover the test.

We cannot predict whether or when third-party payors will cover our tests or offer adequate reimbursement to make them commercially attractive. It is also possible that current or future studies may question the utility of LDL-P or other tests that we may develop in the future, which could make it more difficult for us to persuade third-party payors of the utility of our NMR LipoProfile test or other tests. Even if one or more third-party payors decides to reimburse for our tests, that payor may reduce utilization or stop or lower payment at any time, which could reduce our revenues. In the first quarter of 2013, a large third-party private payor that had no formal coverage policy for our NMR LipoProfile test, but nonetheless previously reimbursed us for the test, discontinued its reimbursement when its formal coverage policy was harmonized with its payment practices. Clinicians or patients may decide not to order our tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.

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
The patent covering elements of our NMR LipoProfile test that we previously licensed from North Carolina State University expired in August 2011. The U.S. patent we previously licensed from Siemens Medical Systems expired in 2008. We also own or co-own with exclusive license rights a number of U.S. patents and patent applications. The claims of the issued U.S. patents owned by or licensed to us, and the claims of any patents that may issue in the future and be owned by or licensed to us, may not confer on us significant commercial protection against competing diagnostic products. Third parties may challenge, narrow, invalidate or circumvent any patents we own or license currently or in the future. Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. Further, because of the extensive time required for development, testing and regulatory review of a potential diagnostic product, it is possible that any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent. Similar considerations apply in any other country where we file for patent protection relating to our technology. The laws of foreign countries may preclude issuance of patents or may not protect our patent rights to the same extent as do laws of the United States.
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
When the Vantera system is placed in third-party laboratories, if they elect to report these non-FDA cleared test results to their customers, we will generate the test results in our clinical laboratory using either NMR spectrum data digitally sent to us by the third-party laboratory or a portion of the original blood sample that they send to us. This division of LDT data collection and reporting of test results has not been endorsed or approved by the FDA or other regulatory agencies, and there can be no assurance that the FDA will continue to regard these as LDTs. Additionally, there can be no assurance that third-party laboratories will accept this division of LDT data collection and reporting of test results, which could negatively affect the rate of adoption of the Vantera system and the NMR LipoProfile test, and accordingly, our revenues, cash flows and profitability.
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
In the third quarter of 2011, we submitted a 510(k) premarket notification to the FDA seeking clearance of the HDL-P test, as performed on our current NMR-based clinical analyzer platform. In March 2012, the FDA notified us that there were issues with our 510(k) submission that will need to be resolved prior to FDA clearance. We voluntarily withdrew our submission and have since worked with the FDA outside of the formal review process to resolve those issues. We resubmitted our 510(k) premarket notification to the FDA in December 2012, seeking clearance of the HDL-P test as performed on our current generation clinical analyzers or using the Vantera system, with a goal of having the HDL-P test cleared by the FDA in 2013. In February 2013, the FDA provided us with comments on our submission and requested additional information, and in July 2013, we formally responded to the FDA's comments and their request for additional information. We will be actively working with the FDA to resolve any issues that they have identified. There can be no assurance, however, that we will ever obtain FDA clearance of the HDL-P test, or that the intended use or claims that may be cleared by the FDA in our 510(k) premarket notification for the HDL-P test will not be substantially reduced. We also intend to submit some of the other currently non-cleared test measurements to the FDA for 510(k) clearance.
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

Our compliance program has not eliminated all risks related to these laws. In 2011, we became aware of a practice engaged in by our sales force since 2005 that potentially implicated the fraud and abuse laws. The practice, which was discontinued after its discovery, involved giving gift cards in small denominations, typically $25, to staff in doctors' offices or to employees of our laboratory partners. We do not believe that gift cards were given to the doctors actually ordering our test except in a single case. The total value of gift cards distributed by the sales force was approximately $100,000. An outside investigation concluded that there was no evidence of willful wrongdoing by any of our employees, but did conclude that our internal policies and communications provided inconsistent guidance on the use of gift cards. We subsequently revised our internal policies to eliminate any inconsistencies, and we have been taking and are continuing to take additional steps to strengthen our compliance activities. Among other things, we have adopted a new policy on interactions with healthcare professionals, which is based on the Code of Ethics on Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association, or AdvaMed, a leading medical technology association.
In late 2011, we voluntarily disclosed the gift card issue to the U.S. Attorney's Office in Raleigh, North Carolina, or the USAO. After various meetings and communications between our counsel and the USAO, the USAO notified us in writing in March 2012 that, based on the information provided by our counsel, it had closed its file without investigation and did not intend to take further action in this matter.
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
Prior to our IPO in January 2013, there was no public market for our common stock, and even since our initial listing on The NASDAQ Global Market in January 2013, the trading market in our common stock has been extremely limited and substantially less liquid than the average trading market for companies with stock listed on The NASDAQ Global Market. The initial public offering price for our common stock was determined through negotiations with the underwriters and may bear no relationship to the price at which the common stock will trade. The listing of our common stock on The NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop or be sustained in the future.
Our executive officers, directors and 5% stockholders and their respective affiliates in the aggregate own a significant percentage of our outstanding shares of common stock, which may adversely affect the liquidity of the trading market for our common stock. If these stockholders continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares and may increase the volatility of our stock price. The absence of an active trading market could adversely affect our stockholders' ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock.

The trading price of our common stock has been and is likely to continue to be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for diagnostic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for their shares. The market price for our common stock may be influenced by many factors, including:

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
If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market in the future, the market price of our common stock could drop significantly, regardless of our business performance.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. Nearly all of our outstanding shares of common stock are now available for immediate resale in the public market following the July 2013 expiration of lock-up agreements between some of our stockholders and the underwriters for our IPO.
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
Our executive officers, directors and current beneficial owners of 5% or more of our common stock own a significant percentage of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
Following the recent completion of our IPO, we are now required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us and could have a negative effect on our business, results of operations and financial condition.
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
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on January 25, 2013.

Item 6. Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10.1 + †	2013 Corporate Goals for Strategic Leadership Team.

10.2	First Amendment to Loan and Security Agreement, dated as of June 11, 2013, by and among the Registrant, Oxford Finance LLC and Square 1 Bank.

10.3	Lease Amendment No. 4, dated as of June 11, 2013, by and between the Registrant and Raleigh Portfolio JH, LLC, as successor of Parker-Raleigh Development XXX, LLC.

10.4†	Amendment to Production Agreement, dated as of July 1, 2013, by and between the Registrant and KMC Systems, Inc.

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
_______________________

(+)	Indicates management contract or compensatory plan.

(†)	Confidential treatment has been requested for portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIPOSCIENCE, INC.
(Registrant)

By:	/s/ LUCY G. MARTINDALE
Lucy G. Martindale Executive Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial Officer)
Date: August 9, 2013