Form 10-Q
period 2013-09-30
LIPOSCIENCE INC
filed 2013-11-08
CIK 1168197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on November 5, 2013 was 15,162,970.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LipoScience, Inc.
Balance Sheets
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,574	$24,768
Accounts receivable, net	6,511	5,149
Inventories	212	125
Prepaid expenses and other	878	719
Total current assets	59,175	30,761
Property and equipment, net	12,580	11,493
Other noncurrent assets:
Restricted cash	502	1,505
Intangible assets, net of accumulated amortization of $144 and $147 at September 30, 2013 and December 31, 2012, respectively	764	637
Deferred financing costs	74	100
Deferred offering costs	—	3,151
Other assets	63	32
Total other noncurrent assets	1,403	5,425
Total assets	$73,158	$47,679
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,807	$1,003
Accrued expenses	3,820	5,349
Revolving line of credit	—	5,000
Current maturities of long-term debt	3,904	—
Total current liabilities	9,531	11,352
Long-term liabilities:
Long-term debt, less current maturities	11,884	15,708
Preferred stock warrant liability	—	412
Other long-term liabilities	2,636	2,462
Total liabilities	24,051	29,934
Redeemable Convertible Preferred Stock:
Series D, D-1, E and F Redeemable Convertible Preferred Stock, par value $.001; 15,216,336 shares designated and 11,205,672 issued and outstanding at December 31, 2012; aggregate liquidation preference of $51,695	—	57,301
Total Redeemable Convertible Preferred Stock	—	57,301
Stockholders’ equity (deficit):
Series A, A-1, B, B-1, C and C-1 Convertible Preferred Stock, par value $.001; 3,428,677 shares designated and 1,687,010 shares issued and outstanding at December 31, 2012; aggregate liquidation preference of $7,472	—	1
Common stock, $.001 par value; 75,000,000 and 90,000,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 14,900,262 and 1,894,277 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	15	2
Additional paid-in capital	107,004	8,434
Accumulated deficit	(57,912)	(47,993)
Total stockholders’ equity (deficit)	49,107	(39,556)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$73,158	$47,679

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Revenues	$12,738	$13,564	$39,665	$41,241
Cost of revenues	2,608	2,627	8,074	7,622
Gross profit	10,130	10,937	31,591	33,619
Operating expenses:
Research and development	3,389	2,533	9,639	7,448
Sales and marketing	7,616	5,908	21,077	16,746
General and administrative	3,304	2,710	9,381	7,764
Total operating expenses	14,309	11,151	40,097	31,958
(Loss) income from operations	(4,179)	(214)	(8,506)	1,661
Other expense:
Interest income	27	4	74	9
Interest expense	(473)	(141)	(1,471)	(370)
Other (expense) income	(2)	(130)	(16)	(243)
Total other expense	(448)	(267)	(1,413)	(604)
Net (loss) income	(4,627)	(481)	(9,919)	1,057
Undistributed earnings allocated to participating preferred stockholders	—	—	—	(850)
Net (loss) income attributable to common stockholders—basic	(4,627)	(481)	(9,919)	207
Undistributed earnings re-allocated to common stockholders	—	—	—	122
Net (loss) income attributable to common stockholders—diluted	$(4,627)	$(481)	$(9,919)	$329
Net (loss) income per share attributable to common stockholders—basic	$(0.31)	$(0.28)	$(0.67)	$0.12
Net (loss) income per share attributable to common stockholders—diluted	$(0.31)	$(0.28)	$(0.67)	$0.10
Weighted average shares used to compute basic net (loss) income per share attributable to common stockholders	14,727,286	1,704,689	14,727,286	1,704,689
Weighted average shares used to compute diluted net (loss) income per share attributable to common stockholders	14,727,286	1,704,689	14,727,286	3,151,102
Comprehensive (loss) income	$(4,627)	$(481)	$(9,919)	$1,057

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Operating activities
Net (loss) income	$(9,919)	$1,057
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,196	950
Amortization of deferred financing costs	27	—
Amortization of debt discount	80	—
Stock-based compensation expense	1,065	881
Fair value remeasurement of preferred stock warrant liability	(2)	233
Loss on sale or disposal of equipment	401	30
Changes in operating assets and liabilities:
Accounts receivable, net	(1,362)	(2,431)
Inventories	(87)	—
Prepaid expenses and other	(59)	(126)
Accounts payable, accrued expenses and other current liabilities	(462)	229
Other non-current assets	(31)	—
Other long-term liabilities	146	1,585
Net cash (used in) provided by operating activities	(9,007)	2,408
Investing activities
Purchases of property and equipment	(2,939)	(5,727)
Capitalized patent and trademark costs	(154)	(74)
Proceeds from sale of equipment	150	—
Net cash used in investing activities	(2,943)	(5,801)
Financing activities
Payments on revolving line of credit	(5,000)	—
Payments of Series F redeemable convertible preferred stock accrued dividends	(5,200)	—
Payments on long-term debt	—	(1,600)
Changes in restricted cash for operating lease	1,004	(1)
Changes in deferred financing costs	(6)	—
Deferred offering costs	—	(748)
Issuance cost of common stock	(4,443)	—
Proceeds from line of credit	—	3,500
Proceeds from issuance of common stock	51,750	—
Proceeds from exercise of stock options and warrants	651	38
Net cash provided by financing activities	38,756	1,189
Net increase (decrease) in cash and cash equivalents	26,806	(2,204)
Cash and cash equivalents at beginning of period	24,768	12,483
Cash and cash equivalents at end of period	$51,574	$10,279
Supplemental disclosure of cash flow information
Cash paid for interest	$1,092	$330
Supplemental disclosure of noncash investing activities
Fixed asset expenditures included in accounts payable and accrued expenses	$612	$411

See accompanying notes to financial statements.

LipoScience, Inc.
Notes to Financial Statements
September 30, 2013
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
Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2013 (the "Form 10-K"). The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company's financial position as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The December 31, 2012 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2013 and 2012 are unaudited. Interim results are not necessarily indicative of results to be expected for the year ending December 31, 2013 or any other interim period or for any other future year.
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

Initial Public Offering
On January 30, 2013, the Company closed its initial public offering ("IPO") pursuant to a registration statement that was declared effective on January 24, 2013. The Company sold 5,750,000 shares of its common stock in the IPO, at a price to the public of $9.00 per share, for aggregate gross proceeds of $51.8 million, which included 750,000 shares of its common stock that the underwriters purchased pursuant to an over-allotment option granted to the underwriters. As a result of the IPO, the Company raised a total of $44.4 million in net proceeds after deducting underwriting discounts and commissions of $3.4 million and offering costs of $4.0 million. Costs directly associated with the IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. These costs were recorded as a reduction of the IPO proceeds received in arriving at the amount to be recorded in additional paid-in capital. Upon the closing of the IPO, 12,892,682 shares of the Company's outstanding preferred stock automatically converted into a total of 6,994,559 shares of its common stock, and the then-outstanding preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock.
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
The Vantera System Placement Arrangements
The Company's automated clinical analyzer, the Vantera system, was cleared by the FDA in August 2012 and became commercially available in December 2012. The Company started placing the Vantera system on-site with certain qualified national and regional clinical diagnostic laboratories as well as leading medical centers and hospital outreach laboratories during the second quarter of 2013.

The Company's Vantera system placement arrangements (or “placement arrangements”) are generally negotiated and accounted for as operating leases. Arrangement consideration is determined based on the test volume and the negotiated price-per-reportable NMR LipoProfile test result. The placement arrangements typically include lease and non-lease deliverables. Lease deliverables include the right to use the Vantera system and related maintenance and support, while non-lease deliverables consist of the NMR LipoProfile test and consumables. Lease deliverables are accounted for in accordance with specific leasing guidance while non-lease deliverables are accounted for in accordance with the multiple-element arrangement guidance.

The Company evaluates each non-lease deliverable to determine whether it represents a separate unit of accounting. A deliverable is considered a separate unit of accounting when the delivered item has stand-alone value and delivery of the undelivered element is probable and within the Company's control. The Company has determined that both the NMR LipoProfile test and consumables have separate units of accounting. The NMR LipoProfile test is the Company's most significant deliverable under these placement arrangements.

The Company allocates revenue to each deliverable at the inception of the placement arrangement, based on its estimated stand-alone value in relation to the combined estimated stand-alone value of all deliverables, or the relative selling price method. Revenue allocated to each deliverable is then recognized when the basic revenue recognition criteria, as described above, is met for each deliverable.

The Company applies the following selling price hierarchy in determining the selling price for each deliverable:

•
Vendor-specific objective evidence (“VSOE”) if available-the price charged for a deliverable when it is sold separately and, in other instances, using the price established by management having the relevant authority.

•	Third-party evidence (“TPE”) if VSOE is not available-the price of the vendor's or any competitor's largely interchangeable products or services in standalone sales to similarly situated customers.

•
Estimated selling price (“ESP”) if neither VSOE or TPE is available-the price best estimated by the vendor and at which the vendor would transact if the deliverable would have been sold by the vendor regularly on a standalone basis.

The Company has determined that only the selling price of its NMR LipoProfile test is based on VSOE. The Company does not sell the license to use the Vantera system, the consumables or related maintenance and support separately on a regular basis and therefore it does not have the evidence to support VSOE for these deliverables. Due to the high degree of customization involved with these deliverables, the Company has determined that there is no comparable TPE for these deliverables. Since these deliverables have neither VSOE nor TPE, the allocation of revenue to them has been based on the Company's ESP.
The Company's process for determining ESP for its deliverables considers all reasonably available information including both market data and conditions, as well as entity specific factors that may vary depending upon the facts and circumstances related to each deliverable. Key factors considered in developing ESP relating to deliverables include cost structures, established pricing and approval policies and customization of the product or service and industry pricing. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

Shipping and Handling
The Company does not bill its customers for shipping and handling charges. All charges relating to inbound and outbound freight costs are incurred by the Company and recorded within cost of revenues. The Company incurred shipping and handling costs of $0.2 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.
Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of September 30, 2013 and December 31, 2012, the Company's financial instruments consisted principally of cash and cash equivalents, a revolving line of credit, long-term debt and preferred stock warrant liability. See Note 2, “Fair Value Measurement,” to the financial statements for further information on the fair value of the Company's financial instruments.
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
Amortization expense on intangible assets was $6,000 and $4,000 for the three months ended September 30, 2013 and 2012, respectively, and $17,000 and $14,000 for the nine months ended September 30, 2013 and 2012, respectively.
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
 Deferred Offering Costs
Deferred offering costs represent legal, accounting and other direct costs related to the Company's efforts to raise capital through the IPO. Costs related to the Company's IPO activities were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. Upon closing of the IPO, the $3.2 million of deferred offering costs at December 31, 2012 were recorded as a reduction of the proceeds received.
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
The Company's principal financial instruments subject to potential concentration of credit risk are cash equivalents and trade accounts receivable, which are unsecured. Through September 30, 2013, no material losses have been incurred.

Revenues from customers representing 10% or more of total revenues for the respective periods, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Health Diagnostics Laboratory	33%	34%	34%	32%
LabCorp	30	29	30	29
The Company’s accounts receivable due from these significant customers as a percentage of total accounts receivable was as follows as of the dates indicated:

	September 30, 2013	December 31, 2012
Health Diagnostics Laboratory	37%	*
LabCorp	19	39%
* Less than 10%.
The Company depends on a limited number of suppliers, including single-source suppliers, of various critical components used in its Vantera system and existing NMR clinical analyzers. The loss of these suppliers, or their failure to supply the Company with the necessary components on a timely basis, could cause delays in the placement of Vantera system or the diagnostic testing process and adversely affect the Company.
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
The Company has adopted the accounting guidance for uncertainties in income taxes, which proscribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also proscribes a new treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of the date of adoption of this guidance, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the three and nine months ended September 30, 2013 and 2012.
Advertising
Advertising costs, which are included in sales and marketing expenses, are expensed as incurred. Advertising expense was $0.2 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $0.7 million for each of the nine months ended September 30, 2013 and 2012.

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
 Segment Reporting
The Company operates in one operating segment. The Company's chief operating decision maker (the “CODM”), currently its interim chief executive officer, manages the Company's operations on an integrated basis for purposes of allocating resources. When evaluating the Company's financial performance, the CODM reviews separate revenue information for the Company's patient care testing and its research services, while all other financial information is reviewed on a combined basis. All of the Company's principal operations and decision-making functions are located in the United States. Accordingly, the Company has determined that it has a single reporting segment.
Off-Balance Sheet Arrangements
Through September 30, 2013, the Company has not entered into any off-balance sheet arrangements, other than the operating leases described in Note 14, and does not have any holdings in variable interest entities.
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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide clarification, and are intended to reduce diversity in practice, on the financial statement presentation of unrecognized tax benefits. The guidance specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public companies, the amendments that are subject to this update are effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Company’s current practice is consistent with the amendments in this update. The Company expects that the new guidance will have no material impact on the Company’s financial statements.
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
The fair value of the Company's revolving line of credit and long-term debt were estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate that approximates market rates. The carrying value of the Company's revolving line of credit and long-term debt as of September 30, 2013 and December 31, 2012 approximated fair value because the interest rates under those obligations approximate market rates of interest available to the Company for similar instruments.
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
The following table sets forth the Company's financial instruments that were measured at fair value as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy (in thousands):

	September 30, 2013			December 31, 2012
	Level I	Level III	Total	Level I	Level III	Total
Assets
Certificates of deposits	$—	$—	$—	$5,253	$—	$5,253
Money market funds	502	—	502	21,016	—	21,016
Total assets measured at fair value	$502	$—	$502	$26,269	$—	$26,269
Liabilities
Preferred stock warrant liability	$—	$—	$—	$—	$412	$412
Total liabilities measured at fair value	$—	$—	$—	$—	$412	$412
The change in the fair value of the Level III preferred stock warrant liability is summarized below (in thousands):

	Nine Months Ended September 30,
	2013	2012
Fair value at beginning of period	$412	$229
Reclassification to additional paid in capital upon the IPO	(410)	—
Change in fair value recorded in other expense	(2)	233
Fair value at end of period	$—	$462
For the nine months ended September 30, 2013, there were no transfers between Level I and Level II within the fair value hierarchy.
3. Cash and Cash Equivalents
Cash and cash equivalents consist of the following as of (in thousands):

	September 30, 2013	December 31, 2012
Cash	$51,574	$4
Certificates of deposit	—	5,253
Money market funds	—	19,511
Total cash and cash equivalents	$51,574	$24,768
The Company has an arrangement with its primary bank that excess cash balances are transferred daily to an overnight sweep deposits account. At September 30, 2013, the balance in the overnight sweep deposits account totaling $4.5 million was invested in bank deposits which are classified as cash on the Company's balance sheet. At December 31, 2012, the balance in the overnight sweep deposits account totaling $19.5 million was invested in shares of a money market fund.

4. Accounts Receivable and Revenues
Accounts receivable, net, consists of the following as of (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable	$7,617	$6,526
Less allowance for uncollectible accounts receivable	(1,106)	(1,377)
Accounts receivable, net	$6,511	$5,149
Activity for the allowance for uncollectible accounts receivable is as follows (in thousands):

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance at beginning of period	$1,377	$1,676
Provision for bad debt expense	212	818
Write-off, net of recoveries	(483)	(1,117)
Balance at end of period	$1,106	$1,377
Revenues consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross billings	$13,112	$13,985	$40,711	$42,692
Less contractual adjustments	(374)	(421)	(1,046)	(1,451)
Revenues	$12,738	$13,564	$39,665	$41,241

5. Property and Equipment
Property and equipment consists of the following as of (in thousands):

	September 30, 2013	December 31, 2012
Laboratory equipment	$9,605	$9,415
Office equipment, furniture and fixtures	3,416	3,497
Leasehold improvements	3,229	2,652
Software	2,154	1,793
Customer-use assets	328	—
Construction in progress	6,167	5,778
	24,899	23,135
Less accumulated depreciation	(12,319)	(11,642)
Property and equipment, net	$12,580	$11,493
Customer-use assets represent the Company's Vantera system placed at customer sites, to which title and risk of loss is retained by the Company, for the customer's use in performing the NMR LipoProfile tests sold by the Company.

Depreciation expense was $0.4 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and was $1.2 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

During the three and nine months ended September 30, 2013, the Company recognized a $0.4 million loss on sale of assets, measured at fair value less cost to sell, in connection with the sale of a Vantera system to a medical research center for research and development purposes. This loss on sale of assets is recorded as research and development expense within the statement of comprehensive (loss) income. Additionally, the Company retired $0.3 million and $0.5 million of fully depreciated assets during the three and nine months ended September 30, 2013, respectively. The Company disposed of $30,000 of damaged assets during the nine months ended September 30, 2012, and during the three and nine months ended September 30, 2012, the Company retired $0.9 million of fully depreciated assets.
6. Restricted Cash
As of September 30, 2013 and December 31, 2012, money market funds totaling $0.5 million and $1.5 million, respectively, were pledged as security for the Company's office and laboratory space operating lease. These funds may be released by the bank upon the achievement of minimum sales and cash flow levels and upon the satisfaction of specified financial ratios.
7. Accrued Expenses
Accrued expenses consist of the following as of (in thousands):

	September 30, 2013	December 31, 2012
Accrued wages and benefits	$2,072	$1,541
Accrued bonus	528	2,200
Other accrued liabilities	1,220	1,608
Total accrued expenses	$3,820	$5,349
8. Long-Term Debt and Line of Credit
The Company had total debt with a carrying value of $15.8 million and $15.7 million as of September 30, 2013 and December 31, 2012, respectively. Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Long-term debt to financial institutions	$16,000	$16,000
Less unamortized debt discount	(212)	(292)
Less current maturities of long-term debt	(3,904)	—
Long-term debt, less current maturities and unamortized debt discount	$11,884	$15,708
Credit Facility
On December 20, 2012, the Company entered into a credit facility with Square 1 and Oxford Finance and repaid the outstanding balance under a previous facility. The current credit facility consists of $16.0 million in term loans and a revolving line of credit of up to $6.0 million in borrowing capacity, subject to certain limitations relating to the Company's eligible accounts receivable. In connection with entering into the current credit facility, the Company issued warrants to these financial institutions to purchase an aggregate of 73,564 shares of Series E redeemable convertible preferred stock at an exercise price of $4.35 per share. The Company determined the fair value of the warrants at issuance to be $0.2 million. In connection with the IPO, the warrants converted into warrants to purchase common stock (see Note 10, "Preferred Stock Warrant Liability"). At September 30, 2013, total unamortized debt issuance costs incurred in connection with the current credit facility were $74,000.
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
As of December 31, 2012, the Company had borrowed $5.0 million under the revolving line of credit. During the three months ended March 31, 2013, the Company paid off outstanding balances under the revolving line of credit and there was no amount outstanding as of September 30, 2013.

Borrowings under the credit facility are secured by substantially all of the Company's tangible assets. The covenants set forth in the loan and security agreement require, among other things, that the Company maintain a specified liquidity ratio, measured monthly, that begins at 1.25 and is reduced to 1.0 over the term of the credit facility. The Company is also required to achieve minimum three-month trailing revenue levels relative to projections approved by the Company's Board of Directors, and beginning in 2014 such three-month trailing revenue levels must also be equal to or greater than the revenues for the same period for the prior year.
In June 2013, the Company discovered that it had failed to comply with the covenant set forth in the loan agreement related to minimum three-month trailing revenue levels against prior period for the measuring periods from March 2013 to May 2013. On June 11, 2013, the Company entered into a first amendment to the loan agreement to waive the noncompliance with this covenant for the measuring periods described above, and to eliminate the necessity of complying with this financial covenant through the end of 2013. As of September 30, 2013 and December 31, 2012, the Company was in compliance with all financial and non-financial covenants under this credit facility, as modified.

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
Because of their anti-dilutive effect, the following common stock equivalents, consisting of convertible preferred shares, redeemable convertible preferred shares, common stock options, warrants and restricted stock units, have been excluded from the diluted loss per share calculations for the respective periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents:	2013	2012	2013	2012
Convertible Preferred Stock (Series A, A-1, B, B-1, C, and C-1)	—	1,222,211	—	1,222,211
Redeemable Convertible Preferred Stock (Series D, D-1, E and F)	—	5,763,606	—	5,763,606
Common Stock Options and Warrants	2,171,715	2,445,633	2,171,715	327,579
Restricted Stock Units	112,592	—	112,592	—
	2,284,307	9,431,450	2,284,307	7,313,396

A reconciliation of the numerator and denominator used in the computation of basic and diluted net (loss) income per share allocable to common stockholders follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Historical net (loss) income per share:
Numerator:
Net (loss) income	$(4,627)	$(481)	$(9,919)	$1,057
Less: Undistributed earnings allocated to participating preferred shares	—	—	—	(850)
Net (loss) income attributable to common stockholders – basic	(4,627)	(481)	(9,919)	207
Add: Undistributed earnings re-allocated to common stockholders	—	—	—	122
Net (loss) income attributable to common stockholders – diluted	$(4,627)	$(481)	$(9,919)	$329
Denominator:
Weighted average common shares outstanding – basic	14,727,286	1,704,689	14,727,286	1,704,689
Dilutive effect of common stock equivalent shares resulting from common stock options and warrants	—	—	—	1,446,413
Weighted average common shares outstanding – diluted	14,727,286	1,704,689	14,727,286	3,151,102
Net (loss) income per common share:
Net (loss) income per share attributable to common stockholders – basic	$(0.31)	$(0.28)	$(0.67)	$0.12
Net (loss) income per share attributable to common stockholders – diluted	$(0.31)	$(0.28)	$(0.67)	$0.10
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
As of September 30, 2013, the following warrants to purchase common stock were outstanding:

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
Restricted Stock Units

During the nine months ended September 30, 2013, the Company's Board of Directors granted 142,869 restricted stock units ("RSUs") to certain of the Company's employees and directors at a weighted average grant-date fair value of $7.07 per share. During the nine months ended September 30, 2013, the Company issued approximately 8,500 shares of outstanding common stock upon the vesting and settlement of RSUs, with a total fair value of $47,000.
Each RSU represents the contingent right to receive one share of common stock of the Company. The RSUs granted to the Company's employees generally vest 100% on the three-year anniversary of the grant date. The RSUs granted to non-employee directors generally vest quarterly over a one-year period from the date of grant. The fair value of RSUs is estimated based on the closing price of the underlying common stock on the date of grant. For the purposes of expense recognition, the total number of shares expected to vest is adjusted for estimated forfeitures and the expense is recognized on a straight-line basis over the requisite service period. As of September 30, 2013, there was $0.6 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options

During the nine months ended September 30, 2013, the Company's Board of Directors granted stock options under the 2012 Plan to purchase an aggregate of 511,443 shares to employees and directors at a weighted average exercise price of $8.01 per share and a weighted average grant-date fair value of $3.52 per share. During the nine months ended September 30, 2013, the Company issued approximately 253,000 shares of outstanding common stock upon the exercise of stock options, at a weighted average exercise price of $2.58 a share.

The Company estimates the fair value of its stock options on the grant date using the Black-Scholes option pricing model. The fair value of both employee and non-employee director options is then amortized on a straight-line basis over the requisite service period of the awards. The exercise prices of all stock options granted was equal to the closing market price of the underlying common stock on the grant date. The weighted average assumptions used in the Black-Scholes valuation model for equity awards granted for the nine months ended September 30, 2013 and 2012 are shown in the table below. As of September 30, 2013, there was $1.6 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
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
The fair value of these stock options was estimated using the following weighted average assumptions:

	Nine Months Ended September 30,
	2013	2012
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.2%	0.8%
Expected volatility	45.5%	51.2%
Expected life (in years)	5.8	5.6
The Company recognized non-cash stock-based compensation expense, for both RSUs and stock options, to employees in its research and development, sales and marketing and general and administrative functions as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$10	$8	$28	$35
Research and development	132	89	372	359
Sales and marketing	73	44	163	198
General and administrative	298	123	502	289
Total:	$513	$264	$1,065	$881

The following table summarizes information about stock options outstanding as of September 30, 2013:

	Total Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$1.87 – $2.45	281,522	$2.36		281,522	$2.36
$2.49	299,904	2.49		299,904	2.49
$3.88 – $4.23	261,564	3.92		261,564	3.92
$5.07 – $5.55	183,675	5.24		79,334	5.14
$5.63 – $5.98	227,947	5.66		193,045	5.63
$6.68 - $6.89	218,583	6.83		152,418	6.85
$9.01	74,134	9.01		55,800	9.01
$9.65 – $9.84	236,334	9.68		60,426	9.74
$11.11 – $11.44	222,793	11.40		165,849	11.40
$12.80	79,829	12.80		42,525	12.80
	2,086,285	6.09	5.6	1,592,387	5.34	4.5
11. Related-Party Transactions
On May 12, 1997, the Company entered into a license agreement with North Carolina State University ("North Carolina State"). Under the terms of the agreement, North Carolina State granted the Company an exclusive, worldwide license, including patent rights, to technology related to measuring lipoprotein levels using NMR spectroscopy. The Company paid an initial license fee and made a commitment to fund future collaborative research for $25,000. The Company is required to pay certain royalties based on net sales, subject to a minimum annual royalty. The agreement also requires the Company to commercialize the patent rights. The agreement shall remain in effect until the expiration of the last-to-expire patent covered by the agreement. Dr. James Otvos, the Chief Scientific Officer, and a principal stockholder, of the Company, is an Adjunct Professor of Biochemistry at North Carolina State. There was $2,500 in accrued license royalties due to North Carolina State as of September 30, 2013. As of December 31, 2012, the accrued license royalties due to North Carolina State totaled $5,000.
12. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. For each of the nine months ended September 30, 2013 and 2012, no provision or benefits for income taxes have been recorded. The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company's assessment regarding the realizability of these net deferred tax assets in future periods. The Company also does not anticipate being subject to the alternative minimum tax due to the available exemptions such as research and development credit carryforwards. At September 30, 2013, the Company had no unrecognized tax benefits that would affect the Company's effective tax rate. The Company's effective tax rate for each of the nine months ended September 30, 2013 and 2012 was 0%.
13. Employee Benefit Plan
The Company has adopted a defined contribution plan (the "Employee Benefit Plan") that qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company who have attained 21 years of age are eligible for participation in the Employee Benefit Plan after thirty days of employment.

Under the Employee Benefit Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. On July 1, 2012, the Company increased its employer match from 25% to 50% of the first 6% that an eligible participant contributes each year. The Company paid $0.2 million during each of the three months ended September 30, 2013 and 2012, and $0.5 million and $0.3 million during the nine months ended September 30, 2013 and 2012, respectively, in employer match contributions to the Employee Benefit Plan.
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
Rent expense is calculated on a straight-line basis over the term of the lease. The Company incurred rent expense of $0.3 million during each of the three months ended September 30, 2013 and 2012, and $0.8 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.
Property and equipment includes the following amounts financed under capital leases as of (in thousands):

	September 30, 2013	December 31, 2012
Office equipment	$182	$182
Less accumulated depreciation	(182)	(182)
Property and equipment under capital leases, net	$—	$—
Purchase Obligations
The Company has outstanding purchase obligations relating to the purchase of hardware components from third-party manufacturers for the Vantera system in the amount of $4.4 million as of September 30, 2013.
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
Overview
We are an in vitro diagnostic company pioneering a new field of personalized diagnostics based on NMR technology. Our first diagnostic test, the NMR LipoProfile test, directly measures the number of low density lipoprotein, or LDL, particles in a blood sample and provides physicians and their patients with actionable information to personalize management of risk for heart disease. Our automated clinical analyzer, the Vantera system, was cleared by the FDA in August 2012 and became commercially available in December 2012. The Vantera system requires no previous knowledge of NMR technology to operate and has been designed to significantly simplify complex technology through ease of use and walk-away automation. We started placing the Vantera system on-site with certain qualified national and regional clinical diagnostic laboratories as well as leading medical centers and hospital outreach laboratories during the second quarter of 2013, which we believe will facilitate their ability to offer our NMR LipoProfile test and other diagnostic tests that we may develop. We are striving toward our NMR LipoProfile test becoming the preferred choice by physicians for the management of cardiovascular disease. We believe broadening payor coverage of our test, decentralizing our technology where appropriate, and expanding our menu of personalized diagnostic tests to address a broad range of cardiovascular, metabolic and other diseases are key steps toward achieving this goal.
To date, the NMR LipoProfile test has been ordered over 10 million times, including nearly 2 million times during 2012 and over 1.5 million times in the nine months ended September 30, 2013, and the number of tests ordered has grown at a compound annual growth rate of approximately 28% from 2007 to 2012. The NMR LipoProfile test is reimbursed by a number of governmental and private payors, which we believe collectively represent approximately 150 million covered lives.
We currently perform the vast majority of the NMR LipoProfile tests at our certified and accredited laboratory facilities in Raleigh, North Carolina. We intend to accelerate clinician and clinical diagnostic laboratory adoption of the NMR LipoProfile test and future clinical diagnostic tests by increasing access to our technology platform through strategic placement of the Vantera system in third party clinical diagnostic laboratories. As of September 30, 2013, we have placed the Vantera system in a leading medical center, and we have entered into agreements with some of our current clinical diagnostic laboratory customers to place the Vantera system in their laboratories. We are also in discussions with additional laboratory customers who have indicated a similar interest in the placement of the Vantera system in their laboratories. In addition, we have placed the Vantera system in academic and medical research centers that are collaborating with us to further validate the efficacy of our NMR LipoProfile test, and to develop additional high-value diagnostic assays based on NMR technology. We retain full ownership of any Vantera system placed in third-party clinical diagnostic laboratories and are responsible for support and maintenance obligations. In general, we expect that the number of Vantera system that will be placed in our clinical diagnostic laboratory customers' facilities will depend on their demonstrated annual production volume for the NMR LipoProfile test and their ability to increase demand for our tests.
We believe that the inherent analytical advantages of NMR technology will also allow us to expand our diagnostic test menu. We are currently developing NMR-based diagnostic tests for use in the prediction of diabetes, including the assessment of insulin resistance, and we are investigating opportunities to develop new diagnostic tests for other diseases.
We have incurred significant losses since our inception. As of September 30, 2013, our accumulated deficit was $57.9 million. We expect to incur significant operating losses for the next several years.

Financial Operations Overview
Revenues
Substantially all of our revenues are currently derived from sales of our NMR LipoProfile test to clinical diagnostic laboratories, clinicians and other healthcare professionals for use in patient care. For the three months ended September 30, 2013 and 2012, sales of the NMR LipoProfile test represented approximately 96% and 95%, respectively, of our total revenues. For the nine months ended September 30, 2013 and 2012, sales of the NMR LipoProfile test represented approximately 96% and 94%, respectively, of our total revenues. The remainder of our revenues is derived from sales of standard analytical chemistry tests, which we refer to as ancillary tests, requested by clinicians in conjunction with our NMR LipoProfile test, as well as revenue from contract research arrangements. Ancillary tests are FDA-approved blood tests that most clinical laboratories can process but that may be ordered from us at the same time as the NMR LipoProfile test for convenience. These tests are not run on our NMR technology platform, but instead are run on a traditional chemistry analyzer.
The following table presents our revenues by service offering and source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
NMR LipoProfile tests	$12,242	$12,930	$38,128	$38,938
Ancillary tests	205	411	715	1,367
Research contracts	291	223	822	936
Total revenues	$12,738	$13,564	$39,665	$41,241
Our revenues are driven by both test volume and the average selling price of our NMR LipoProfile test. For the nine months ended September 30, 2013, we generated 89% of our total revenues from clinical diagnostic laboratory customers. We expect to continue to increase the proportion of NMR LipoProfile tests performed through clinical diagnostic laboratories, both under Vantera system placement arrangements and arrangements under which we perform the test for them at our own facility, as compared to our direct distribution channel in which clinicians order the test directly from us. The average selling price of our tests sold to these laboratories is less than that for tests we sell directly to clinicians, and therefore we expect that our overall average selling price will continue to decline in the future. For direct sales, the price we ultimately receive depends upon the level of reimbursement we receive from Medicare or commercial insurance carriers. Clinical diagnostic laboratories purchase our test at prices that we negotiate with them, which will continue to be the case for NMR LipoProfile tests performed using the Vantera system, whether the analyzer is located on-site at the customer's laboratory or at our own facility. Our clinical diagnostic laboratory customers are responsible for obtaining reimbursement from third-party payors or directly from patients.
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
Over the next 12 to 24 months, we expect that additional Vantera system placements may be with our existing clinical diagnostic laboratory customers. As a result, we may see some decrease in the proportion of  NMR LipoProfile tests we performed at our existing laboratory facility for these laboratory customers as compared to tests performed at our customers' facilities using the Vantera system. We expect that any reduced volume in the number of tests performed at our facility for customers with a Vantera clinical analyzer on-site may be partially offset by growth in NMR LipoProfile tests orders from new clinical diagnostic laboratory customers who may not initially meet our test volume criteria for the Vantera system placement or who may choose to continue to send the test to our existing laboratory facility. In addition, we are deploying the Vantera system in our facility and replacing our existing NMR clinical analyzers to perform NMR LipoProfile tests.
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
Cost of Revenues and Gross Margin
Cost of revenues consists of direct labor expenses, including employee benefits and stock-based compensation expenses, cost of laboratory supplies, freight costs, depreciation of laboratory equipment, leasehold improvements, royalties paid under license agreements and certain allocated overhead expenses. Since the Vantera system became commercially available in December 2012, our placement costs and associated service and maintenance support have been included in cost of revenues. We expect these expenses to increase in absolute dollars as we support our customers' use of the Vantera system, although we expect these increased expenses to be offset by increased revenues from additional test volume. Our cost of revenues represented approximately 20% and 19% during the three months ended September 30, 2013 and 2012, respectively, and approximately 20% and 18% during the nine months ended September 30, 2013 and 2012, respectively, of our total revenues.
Our gross profit represents total revenues less the cost of revenues, and gross margin is gross profit expressed as a percentage of total revenues. Our gross margins were approximately 80% and 81% for the three months ended September 30, 2013 and 2012, respectively, and approximately 80% and 82% for the nine months ended September 30, 2013 and 2012, respectively.
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
Our research and development expenses represented approximately 27% and 19% of our total revenues, respectively, during the three months ended September 30, 2013 and 2012, and approximately 24% and 18% during the nine months ended September 30, 2013 and 2012, respectively. We do not expect our overall research and development expenses to increase in absolute dollars in the near term.
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
Our sales and marketing expenses represented approximately 60% and 44% of our total revenues, respectively, during the three months ended September 30, 2013 and 2012, and approximately 53% and 41% during the nine months ended September 30, 2013 and 2012, respectively, of our total revenues. We are evaluating our projected total sales and marketing expenditures in light of market conditions and recent developments with respect to healthcare reform. We do not, however, expect our sales and marketing costs to increase either in absolute dollars or as a percentage of our total revenues in the near term.
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

Our general and administrative expenses represented approximately 26% and 20% of our total revenues, respectively, during the three months ended September 30, 2013 and 2012, and approximately 24% and 19% during the nine months ended September 30, 2013 and 2012, respectively. We expect that our general and administrative expenses will increase, primarily due to the impact of the medical device excise tax, described below, and the costs of operating as a public company, such as additional legal, accounting and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act of 2002 and investor relations expenses.
Medical Device Excise Tax
In March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, or the PPACA. The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. While we continue to evaluate the impact of this tax on our overall business, this tax is applicable to the sales of our NMR LipoProfile test and could adversely affect our results of operations, cash flows and financial condition. Our sales of the NMR LipoProfile test resulted in excise taxes of $0.2 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, which we have recorded in the statements of comprehensive (loss) income as general and administrative expense.
Other Expense
Interest income consists of interest earned on our cash and cash equivalents. During the three and nine months ended September 30, 2013 and 2012, this income has not been material, although we expect our interest income to increase as we invest the net proceeds from our January 2013 initial public offering, or IPO.
Interest expense consists primarily of interest expense on our loan balances and the amortization of debt discounts and debt issuance costs. We amortize both debt discounts and debt issuance costs over the life of the loan and report them as interest expense in our statements of comprehensive (loss) income.
Other (expense) income primarily consists of costs incurred as a result of changes in the fair value of our preferred stock warrant liability. Prior to our IPO, the fair value of preferred stock warrants was re-measured at the end of each reporting period, and changes in fair value were also recognized in other (expense) income. Upon completion of the IPO in January 2013, the preferred stock warrants automatically converted into warrants to purchase common stock and no further changes in fair value will be recognized in other (expense) income.
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

During the nine months ended September 30, 2013, there were no significant changes in our critical accounting policies or estimates, except as described in the Vantera System Placement Arrangement discussion with respect to our revenue recognition policy noted below. See Note 1 to our financial statements included in this Quarterly Report on Form 10-Q and under the heading "Description of Business and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 27, 2013, for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies.
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
The Vantera System Placement Arrangements
The Vantera system placement arrangements or placement arrangements are generally negotiated and accounted for as operating leases. We determine arrangement consideration based on the test volume and the negotiated price-per-reportable NMR LipoProfile test result. The placement arrangements typically include lease and non-lease deliverables. Lease deliverables include the right to use the Vantera system and related maintenance and support, while non-lease deliverables consist of the NMR LipoProfile test and consumables. Lease deliverables are accounted for in accordance with specific leasing guidance while non-lease deliverables are accounted for in accordance with the multiple-element arrangement guidance.

We evaluate each non-lease deliverable to determine whether it represents a separate unit of accounting. A deliverable is considered a separate unit of accounting when the delivered item has stand-alone value and delivery of the undelivered element is probable and within our control. We determined that both the NMR LipoProfile test and consumables have separate units of accounting. The NMR LipoProfile test is the most significant deliverable under these placement arrangements.

We allocate revenue to each deliverable at the inception of the placement arrangement, based on its estimated stand-alone value in relation to the combined estimated stand-alone value of all deliverables, or the relative selling price method. We then recognize revenue allocated to each deliverable when the basic revenue recognition criteria, as described above, is met for each deliverable.

We apply the following selling price hierarchy in determining the selling price for each deliverable:

•
Vendor-specific objective evidence, or VSOE, if available-the price charged for a deliverable when it is sold separately and, in other instances, using the price established by management having the relevant authority.

•	Third-party evidence, or TPE, if VSOE is not available-the price of the vendor's or any competitor's largely interchangeable products or services in standalone sales to similarly situated customers.

•
Estimated selling price, or ESP, if neither VSOE or TPE is available-the price best estimated by the vendor and at which the vendor would transact if the deliverable would have been sold by the vendor regularly on a standalone basis.

We have determined that only the selling price of the NMR LipoProfile test is based on VSOE. Currently, we do not sell the license to use the Vantera system, the consumables or related maintenance and support separately on a regular basis and therefore we do not have the evidence to support VSOE for these deliverables. Due to the high degree of customization involved with these deliverables, we also determined that there is no comparable TPE for these deliverables. Since these deliverables have neither VSOE nor TPE, our allocation of revenue to them has been based on our ESP.
Our process for determining ESP for the deliverables considers all reasonably available information including both market data and conditions, as well as entity specific factors that may vary depending upon the facts and circumstances related to each deliverable. Key factors considered in developing ESP relating to deliverables include cost structures, established pricing and approval policies and customization of the product or service and industry pricing. We regularly review ESP and maintain internal controls over the establishment and updates of these estimates.

Results of Operations
Comparison of Three Months Ended September 30, 2013 and 2012
The following table sets forth, for the periods indicated, the amounts of certain components of our statements of comprehensive (loss) income and the percentage of total revenues represented by these items, showing period-to-period changes.

	Three Months Ended September 30,				Period-to-period change
	2013	% of Revenues	2012	% of Revenues	Amount	Percentage
	(in thousands, except for percentages)
Revenues	$12,738	100.0%	$13,564	100.0%	$(826)	(6.1)%
Cost of revenues	2,608	20.5	2,627	19.4	(19)	(0.7)
Gross profit	10,130	79.5	10,937	80.6	(807)	(7.4)
Operating expenses:
Research and development	3,389	26.6	2,533	18.7	856	33.8
Sales and marketing	7,616	59.8	5,908	43.6	1,708	28.9
General and administrative	3,304	25.9	2,710	20.0	594	22.0
Total operating expenses	14,309	112.3	11,151	82.2	3,158	28.3
(Loss) income from operations	(4,179)	(32.8)	(214)	(1.6)	(3,965)	*
Total other expense	(448)	(3.5)	(267)	(2.0)	(181)	*
(Loss) income before taxes	(4,627)	(36.3)	(481)	(3.5)	(4,146)	*
Net (loss) income	$(4,627)	(36.3)%	$(481)	(3.5)%	$(4,146)	*
 * Percentage not meaningful
Revenues
Total revenues decreased by 6.1% to $12.7 million for the three months ended September 30, 2013 from $13.6 million for the three months ended September 30, 2012. Revenues from sales of our NMR LipoProfile test decreased to $12.2 million for the three months ended September 30, 2013 from $12.9 million for the three months ended September 30, 2012, resulting from an overall decline in average selling price which was partially offset by growth in the number of NMR LipoProfile tests sold, particularly to our clinical diagnostic laboratory customers.
The overall number of NMR LipoProfile tests increased by 3.8% to approximately 509,000 tests for the three months ended September 30, 2013 from approximately 490,000 tests for the three months ended September 30, 2012. This volume growth reflected the impact of an increase in the number of our sales representatives and greater geographic coverage of our sales force. The overall average selling price of NMR LipoProfile tests decreased 8.8%, to $24.05 for the three months ended September 30, 2013 from $26.37 for the three months ended September 30, 2012. This decrease in average selling price was primarily the result of reductions in price for some clinical laboratory customers based on their achievement of higher test volumes set forth in their agreements with us, a reduction in the Medicare reimbursement rate for the NMR LipoProfile test, and the continuing shift in channel mix toward high-volume clinical laboratory customers. The percentage of our total NMR LipoProfile tests sold through direct distribution channels decreased from 4.4% for the three months ended September 30, 2012 to 2.7% for the three months ended September 30, 2013. This continued shift reflects our current strategy of accelerating the adoption of our NMR LipoProfile test through clinical diagnostic laboratories, which we expect will result in fewer tests ordered through direct channels and an overall decrease in average selling price.

Revenues from sales of ancillary tests decreased to $0.2 million for the three months ended September 30, 2013 from $0.4 million for the three months ended September 30, 2012. The decrease in revenues from these ancillary tests was primarily driven by lower unit volumes ordered directly by clinicians and an overall reduction of reimbursement rates from Medicare. Revenues from our clinical research clients were $0.3 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively.
Cost of Revenues and Gross Margin
Cost of revenues decreased by 0.7%, and was $2.6 million for each of the three months ended September 30, 2013 and 2012. This slight decrease resulted primarily from the reduction in materials and freight costs due to lower negotiated vendor pricing and fewer ancillary tests performed, offset by higher personnel-related and allocated costs associated with the launch of the Vantera system and an increase in the number of NMR LipoProfile tests sold to patient care clients during the three months ended September 30, 2013. We experienced higher costs associated with site preparation, instrument installation and customer service support as we prepared for the launch of the Vantera system at third-party customer sites. Gross profit as a percentage of total revenues, or gross margin, decreased slightly to 79.5% for the three months ended September 30, 2013 from 80.6% for the three months ended September 30, 2012.
Research and Development Expenses
Research and development expenses increased by 33.8% to $3.4 million for the three months ended September 30, 2013 from $2.5 million for the three months ended September 30, 2012. This increase was partially the result of $0.3 million in higher salaries and benefits due to increased headcount within our research and development function. The total number of research and development employees increased to 49 at September 30, 2013 from 47 at September 30, 2012. We also experienced $0.2 million in higher allocated expenses. In addition, we recognized a $0.4 million loss in connection with the sale of a Vantera system to a medical research center for research and development purposes. As a percentage of total revenues, research and development expenses increased to 26.6% for the three months ended September 30, 2013, as compared to 18.7% for the three months ended September 30, 2012.
Sales and Marketing Expenses
Sales and marketing expenses increased by 28.9%, to $7.6 million for the three months ended September 30, 2013 from $5.9 million for the three months ended September 30, 2012. This increase was primarily due to an increase of $1.6 million in compensation and benefit costs, training, and travel and entertainment-related expenses as a result of the growth and expansion of our sales organization. Consistent with our strategy of expanding our sales and marketing function,the total number of our sales and marketing employees increased to 103 at September 30, 2013 from 73 at September 30, 2012. We also experienced $0.2 million in higher marketing expenses associated with various marketing programs, medical education and campaign efforts. These increases were partially offset by $0.1 million in lower allocated expenses. As a percentage of total revenues, sales and marketing expenses increased to 59.8% for the three months ended September 30, 2013 from 43.6% for the three months ended September 30, 2012.
General and Administrative Expenses
General and administrative expenses increased by 22.0%, to $3.3 million for the three months ended September 30, 2013 from $2.7 million for the three months ended September 30, 2012. The increase was partially attributable to $0.5 million in higher professional fees, largely from additional accounting, tax, legal and consulting fees associated with the expansion of our business operations and compliance obligations in connection with becoming a publicly traded company as well as recruitment fees associated with searching for a permanent CEO. We also experienced a $0.2 million increase in personnel-related costs, consisting of $0.7 million in higher salaries and benefits attributable to separation payments to our former CEO and $0.2 million in higher stock-based compensation expense related to equity incentive grants granted to certain employees and directors in 2013, partially offset by $0.7 million in lower bonus expense as a result of our financial performance year to date. In addition, we incurred $0.2 million in tax liability as a result of the new U.S. medical device excise tax that became applicable to sales of the NMR LipoProfile test in January 2013. These increases were partially offset by the $0.2 million decrease in our bad debt expense and $0.1 million in lower allocated expenses. As a percentage of total revenues, general and administrative expenses increased to 25.9% for the three months ended September 30, 2013, compared to 20.0% for the three months ended September 30, 2012.

Other Expense
Other expense increased to $0.4 million for the three months ended September 30, 2013 from $0.3 million for the three months ended September 30, 2012. The increase was primarily attributable to a $0.3 million increase in interest expense compared to the prior year period, due to higher average principal amounts outstanding on our indebtedness during 2013. This increase was partially offset by a $0.1 million decrease in other expense as a result of changes in the fair value of our preferred stock warrant liability between the periods.
Comparison of Nine Months Ended September 30, 2013 and 2012
The following table sets forth, for the periods indicated, the amounts of certain components of our statements of comprehensive (loss) income and the percentage of total revenues represented by these items, showing period-to-period changes.

	Nine Months Ended September 30,				Period-to-period change
	2013	% of Revenues	2012	% of Revenues	Amount	Percentage
	(in thousands, except for percentages)
Revenues	$39,665	100.0%	$41,241	100.0%	$(1,576)	(3.8)%
Cost of revenues	8,074	20.4	7,622	18.5	452	5.9
Gross profit	31,591	79.6	33,619	81.5	(2,028)	(6.0)
Operating expenses:
Research and development	9,639	24.3	7,448	18.1	2,191	29.4
Sales and marketing	21,077	53.1	16,746	40.6	4,331	25.9
General and administrative	9,381	23.7	7,764	18.8	1,617	20.8
Total operating expenses	40,097	101.1	31,958	77.5	8,139	25.5
(Loss) income from operations	(8,506)	(21.4)	1,661	4.0	(10,167)	*
Total other expense	(1,413)	(3.6)	(604)	(1.5)	(809)	*
(Loss) income before taxes	(9,919)	(25.0)	1,057	2.6	(10,976)	*
Net (loss) income	$(9,919)	(25.0)%	$1,057	2.6%	$(10,976)	*
 * Percentage not meaningful
Revenues
Total revenues decreased by 3.8% to $39.7 million for the nine months ended September 30, 2013 from $41.2 million for the nine months ended September 30, 2012. Revenues from sales of our NMR LipoProfile test decreased to $38.1 million for the nine months ended September 30, 2013 from $38.9 million for the nine months ended September 30, 2012, resulting from an overall decline in average selling price, which was partially offset by growth in the number of NMR LipoProfile tests sold, particularly to our clinical diagnostic laboratory customers.
The overall number of NMR LipoProfile tests increased by 6.7% to approximately 1,556,000 tests for the nine months ended September 30, 2013 from approximately 1,459,000 tests for the nine months ended September 30, 2012. This volume growth reflected the impact of an increase in the number of our sales representatives and greater geographic coverage of our sales force. The overall average selling price of NMR LipoProfile tests decreased 8.2%, to $24.50 for the nine months ended September 30, 2013 from $26.69 for the nine months ended September 30, 2012. This decrease in average selling price was primarily the result of reductions in price for some clinical laboratory customers based on their achievement of higher test volumes set forth in their agreements with us, a reduction in the Medicare reimbursement rate for the NMR LipoProfile test and the continuing shift in channel mix toward high-volume clinical laboratory customers. The percentage of our total NMR LipoProfile tests sold through direct distribution channels decreased from 5% for the nine months ended September 30, 2012 to 2.9% for the nine months ended September 30, 2013. This continued shift reflects our current strategy of accelerating the adoption of our NMR LipoProfile test through clinical diagnostic laboratories, which we expect will result in fewer tests ordered through direct channels and an overall decrease in average selling price.

Revenues from sales of ancillary tests decreased to $0.7 million for the nine months ended September 30, 2013 from $1.4 million for the nine months ended September 30, 2012. The decrease in revenues from these ancillary tests was primarily driven by the shift in testing mix and an overall reduction of reimbursement rates from Medicare. Revenues from our clinical research clients were $0.8 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.
Cost of Revenues and Gross Margin
Cost of revenues increased by 5.9%, to $8.1 million for the nine months ended September 30, 2013 from $7.6 million for the nine months ended September 30, 2012. This increase was partially the result of $0.5 million in higher personnel-related costs both in our laboratory operations and associated with the launch of the Vantera system during the nine months ended September 30, 2013. We experienced higher costs associated with site preparation, instrument installation and customer service support as we prepared for the launch of the Vantera system at third-party customer sites. In addition, we experienced $0.3 million higher allocated expenses due to increases in information technology and facility costs. These increases were partially offset by $0.3 million lower materials and freight costs due to lower negotiated vendor pricing and fewer ancillary tests performed. Gross profit as a percentage of total revenues, or gross margin, decreased to 79.6% for the nine months ended September 30, 2013 from 81.5% for the nine months ended September 30, 2012. The decrease we experienced in gross margin resulted primarily from the costs incurred in 2013 associated with building the capabilities to support the placement of the Vantera system at third-party customer sites.
Research and Development Expenses
Research and development expenses increased by 29.4% to $9.6 million for the nine months ended September 30, 2013 from $7.4 million for the nine months ended September 30, 2012. This increase was partially the result of $0.7 million in higher salaries and benefits due to increased headcount within our research and development function, including recruiting fees and stock-based compensation expense for equity incentive grants to certain research and development employees. The total number of research and development employees increased to 49 at September 30, 2013 from 47 at September 30, 2012. We also experienced a $0.8 million increase in consulting fees for conducting external research and development studies in support of our publication efforts and other engineering projects and $0.6 million in higher allocated expenses due to increases in information technology and facility costs. In addition, we recognized a $0.4 million loss in connection with the sale of a Vantera system to a medical research center for research and development purposes. These increases were partially offset by $0.2 million in lower depreciation expense in 2013. As a percentage of total revenues, research and development expenses increased to 24.3% for the nine months ended September 30, 2013, as compared to 18.1% for the nine months ended September 30, 2012.
Sales and Marketing Expenses
Sales and marketing expenses increased by 25.9%, to $21.1 million for the nine months ended September 30, 2013 from $16.7 million for the nine months ended September 30, 2012. This increase was primarily due to an increase of $3.8 million in compensation and benefit costs, training, and travel and entertainment-related expenses as a result of the growth and expansion of our sales organization. Consistent with our strategy of expanding our sales and marketing function, the total number of our sales and marketing employees increased to 103 at September 30, 2013 from 73 at September 30, 2012. We also experienced $0.5 million in higher marketing expenses associated with various marketing programs, medical education and campaign efforts. As a percentage of total revenues, sales and marketing expenses increased to 53.1% for the nine months ended September 30, 2013 from 40.6% for the nine months ended September 30, 2012.
General and Administrative Expenses
General and administrative expenses increased by 20.8%, to $9.4 million for the nine months ended September 30, 2013 from $7.8 million for the nine months ended September 30, 2012. The increase was partially the result of $1.2 million in higher professional fees, largely from additional accounting, tax, legal and consulting fees associated with the expansion of our business operations and compliance obligations in connection with becoming a publicly traded company as well as recruitment fees associated with searching for a permanent CEO. In addition to professional fees, we also incurred $0.7 million in tax liability as a result of the new U.S. medical device excise tax that became applicable to sales of the NMR LipoProfile test in January 2013. We also experienced a $0.2 million increase in personnel-related costs, consisting of $0.9 million in higher salaries and benefits primarily related to $0.7 million in separation payments to our former CEO and $0.2 million in higher stock-based compensation expense related to equity incentive grants granted to certain employees and directors in 2013, partially offset by $0.9 million in lower bonus expense as a result of our financial performance for the year to date.

Our bad debt expense decreased by $0.5 million to $0.2 million for the nine months ended September 30, 2013 from $0.8 million for the nine months ended September 30, 2012. As a percentage of total revenues, bad debt expense decreased to 0.5% for the nine months ended September 30, 2013 from 1.8% for the nine months ended September 30, 2012. The decrease in bad debt expense, both in absolute dollars and as a percentage of total revenues, resulted primarily from the shift of our customer mix toward clinical diagnostic laboratories, from which we typically experience higher collection rates.
As a percentage of total revenues, general and administrative expenses increased to 23.7% for the nine months ended September 30, 2013, compared to 18.8% for the nine months ended September 30, 2012.
Other Expense
Other expense increased to $1.4 million for the nine months ended September 30, 2013 from $0.6 million for the nine months ended September 30, 2012. The increase was primarily attributable to a $1.1 million increase in interest expense compared to the prior year period, due to higher average principal amounts outstanding on our indebtedness during 2013. This increase was partially offset by a $0.2 million decrease in other expense as a result of changes in the fair value of our preferred stock warrant liability between the periods.
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
As of September 30, 2013, the term loans from Oxford Finance had an outstanding balance of $9.8 million, net of debt discount in the amount of $0.2 million, and the term loan from Square 1 had an outstanding balance of $5.9 million, net of debt discount in the amount of $61,000. As of September 30, 2013, we did not have any outstanding borrowings under the revolving line of credit and therefore had up to $6.0 million in available borrowing capacity.

Borrowings under the credit facility are secured by substantially all of our assets other than our intellectual property. The covenants set forth in the loan and security agreement require, among other things, that we maintain a specified liquidity ratio, measured monthly, that begins at 1.25 and is reduced to 1.0 over the term of the facility. Our liquidity ratio was approximately 6.0 as of September 30, 2013. We are also required to achieve minimum three-month trailing revenue levels that are based on 80% of our projected annual revenue levels approved by our board of directors. In addition, beginning in 2014, our revenues must be at 80% of the trailing three-month projections that have been approved by our board of directors and must also be equal to our greater than the revenues for the same period from the previous year. In June 2013, the lenders waived our noncompliance with the minimum three-month trailing revenue covenants for the period from March 2013 to May 2013. We are currently in compliance with all covenants under this credit facility, as modified. However, if we fail to comply with the covenants and our other obligations under the credit facility, the lenders would be able to accelerate the required repayment of amounts due under the loan and security agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.
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
Initial Public Offering
On January 30, 2013, we closed our IPO, in which we sold 5,750,000 shares of common stock and received net proceeds of $44.4 million, after deducting underwriting discounts and offering-related expenses paid by us. Upon closing of the IPO, all of the redeemable convertible preferred stock then outstanding automatically converted into 6,994,559 shares of common stock. Concurrently with the closing of the IPO, we paid $5.2 million to holders of our Series F redeemable convertible preferred stock in full satisfaction of accrued dividends on such shares immediately prior to their conversion to common stock. In addition, outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase common stock, and our preferred stock warrant liability of $0.4 million as of January 30, 2013 was reclassified to additional paid-in capital.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash and cash equivalents	$51,574	$10,279
Accounts receivable, net	6,511	8,057

Operating activities	$(9,007)	$2,408
Investing activities	(2,943)	(5,801)
Financing activities	38,756	1,189
Net increase in cash and cash equivalents	$26,806	$(2,204)
Our cash and cash equivalents at September 30, 2013 and September 30, 2012 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.
Restricted cash, which totaled $0.5 million at September 30, 2013 and $1.5 million at September 30, 2012, is not included in cash and cash equivalents. Restricted cash consists primarily of money market funds that secure letters of credit related to operating leases for our office and laboratory space.

Cash Flows for the Nine Months Ended September 30, 2013 and 2012
Operating Activities
Net cash used in operating activities was $9.0 million during the nine months ended September 30, 2013, which included a net loss of $9.9 million partially offset by net non-cash items of $2.8 million. Non-cash items for the nine months ended September 30, 2013 consisted primarily of depreciation and amortization expense of $1.2 million and stock-based compensation expense of $1.1 million and loss on sale of equipment of $0.4 million. We also had a net cash outflow from changes in operating assets and liabilities of $1.9 million during the nine months ended September 30, 2013. The significant items in the changes in operating assets and liabilities included an increase of $1.4 million in accounts receivable and a decrease of $0.5 million in accounts payable, accrued liabilities and other current liabilities. The increase in accounts receivable was due primarily to the timing of collections. The decrease in accounts payable, accrued expenses and other current liabilities was due primarily to the timing of disbursements.
Net cash provided by operating activities was $2.4 million during the nine months ended September 30, 2012, which included net income of $1.1 million and net non-cash items of $2.1 million. Non-cash items for the nine months ended September 30, 2012 consisted primarily of depreciation and amortization expense of $1.0 million, stock-based compensation expense of $0.9 million and $0.2 million in expense incurred due to changes in the fair value of our preferred stock warrant liability. We also had a net cash outflow of $0.7 million from changes in operating assets and liabilities during the nine months ended September 30, 2012. The significant items in the changes in operating assets and liabilities included an increase in accounts receivable of $2.4 million, an increase in prepaid expenses of $0.1 million, offset by an increase in current liabilities of $0.2 million and an increase in other long-term liabilities of $1.6 million. The increase in accounts receivable was due primarily to the growth in our revenues. The increase in long-term liabilities was related to straight line rent accrual and deferred tenant improvements allowance associated with our facility lease.
Growth in the number of NMR LipoProfile tests we perform, the impact of other revenue and expenses and the timing and amount of future working capital changes will affect the future amount of cash used in or provided by operating activities.
Investing Activities
Net cash used in investing activities was $2.9 million and $5.8 million for the nine months ended September 30, 2013 and 2012, respectively. The amounts related primarily to purchases of property and equipment and costs associated with maintaining our patent and trademark portfolio. The purchases of property and equipment during the nine months ended September 30, 2013 consist primarily of $1.9 million in leasehold improvements related to our facilities, computer and furniture for general office use due to increased headcount as well as IT equipment used in test production. In addition, we incurred $1.0 million in hardware component purchases and associated installation costs from third-party manufacturers for the Vantera system not yet put into service. The purchases of property and equipment during the nine months ended September 30, 2012 consist primarily of $4.4 million of hardware components purchased from third-party manufacturers and enhanced IT infrastructure for the Vantera system not yet put into service, and $1.4 million in facility renovation. The capitalized patent and trademark costs during the each of nine months ended September 30, 2013 and 2012 were primarily for pending domestic and international patent applications.
Financing Activities
Net cash provided by financing activities was $38.8 million during the nine months ended September 30, 2013, consisting primarily of net proceeds from issuance of common stock in connection with our IPO of $47.3 million, net of $4.4 million of underwriting discounts and commissions, cash inflows from changes in restricted cash for operating lease of 1.0 million, and net proceeds from exercise of stock options and warrants of $0.7 million, partially offset by Series F accrued dividend payments of $5.2 million and repayment in full of our revolving line of credit in the amount of $5.0 million.
Net cash provided by financing activities was $1.2 million during the nine months ended September 30, 2012, consisting primarily of proceeds from borrowings of $3.5 million under our line of credit, offset by term loan repayments of $1.6 million and cash outlays for deferred offering costs of $0.7 million in connection with our IPO.

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

Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide clarification, and are intended to reduce diversity in practice, on the financial statement presentation of unrecognized tax benefits. The guidance specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public companies, the amendments that are subject to this update are effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Our current practice is consistent with the amendments in this update, and accordingly, we do not believe the new guidance will have a material impact to our financial position, results of operations or cash flows.

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
Interest Rate Sensitivity
Cash and Cash Equivalents. As of September 30, 2013, we had cash and cash equivalents of $51.6 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested in interest-bearing certificates of deposit and money market funds. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation and mainly consists of investments with short maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
Term Loans and Line of Credit. Our primary exposure to market risk is interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current credit facility, our term loans carry a fixed interest rate of 9.5%, while advances under the line of credit carry a variable interest rate equal to the greater of 6.25% or Square 1's prime rate plus 3.0%. On March 29, 2013, we paid off the outstanding balance under the revolving line of credit. As of September 30, 2013, we had debt obligations of $15.8 million consisting of term loans under our credit facilities with Oxford Finance and Square 1. Since the interest rate on our term loans is fixed, we are not exposed to market risk from changes in interest rates as it relates to this interest-bearing obligation. We have not entered into, and do not expect to enter into, hedging arrangements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our interim chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to generate revenue depends on our successful marketing of the NMR LipoProfile test. The NMR LipoProfile test accounted for 96% of our revenues for the three and nine months ended September 30, 2013 and 94% of our revenues for the year ended December 31, 2012. We expect that our revenues and profitability will depend on sales of the NMR LipoProfile test for the foreseeable future.
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
When seeking testing and management recommendations for coronary heart disease, or CHD, many physicians and other clinicians look to clinical guidelines published by influential organizations. Such organizations include the National Cholesterol Education Program, or NCEP, an authority on cholesterol management overseen by the National Heart, Lung and Blood Institute, or NHLBI, part of the National Institutes of Health, and the American Heart Association, or AHA. The NMR LipoProfile test is not currently included in guidelines published by NCEP or the AHA. If we are not successful in our strategy of gaining inclusion in the guidelines published by these or other organizations, it could ultimately limit market adoption of the NMR LipoProfile test.
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
For the three and nine months ended September 30, 2013, we generated 90% and 89% of our revenues, respectively, and for the year ended December 31, 2012, we generated 84% of our revenues, from clinical diagnostic laboratory customers. Sales to one of these laboratories, Health Diagnostics Laboratory, Inc., accounted for 33% and 34% of our revenues for the three and nine months ended September 30, 2013, respectively, and 32% of our revenues for the year ended December 31, 2012. Sales to a second laboratory customer, Laboratory Corporation of America Holdings, or LabCorp, accounted for 30% of our revenues for the three and nine months ended September 30, 2013 and 29% of our revenues for the year ended December 31, 2012.

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
Although we generated net income for the year ended December 31, 2012, we have incurred significant losses since our inception. As of September 30, 2013, we had an accumulated deficit of $57.9 million. We anticipate experiencing losses for the next several years as we increase expenses in pursuit of our growth strategy and our efforts to increase market share for the NMR LipoProfile test, place the Vantera system in third-party clinical diagnostic laboratories, and develop new personalized diagnostic tests.
Historically, our losses have resulted principally from research and development programs, our sales and marketing efforts, and our general and administrative expenses. We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase due to costs relating to, among other things:

•	deployment of our direct sales force and marketing capabilities to promote market awareness and acceptance of our NMR LipoProfile test;

•	placement of the Vantera system in third-party clinical diagnostic laboratories;

•	development of and, as necessary, pursuit of regulatory approvals for, new diagnostic tests;

•	optimization of our operating capabilities;

•	maintenance, expansion and protection of our intellectual property portfolio and trade secrets;

•	employment of additional clinical, quality control, scientific and management personnel; and

•	employment of operational, financial, accounting and information systems personnel, consistent with expanding our operations and our status as a newly public company.
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

We will need to optimize our marketing and sales capabilities in order to increase demand for our NMR LipoProfile test, to expand geographically and to successfully commercialize any other personalized diagnostic tests we may develop.
To date, our sales force expansion has not resulted in the growth we previously anticipated. We believe our current sales and marketing operations need to continue to be evaluated to achieve the level of market awareness and sales required for us to attain significant commercial success for our NMR LipoProfile test, to expand our geographic presence and to successfully commercialize any other diagnostic tests we may develop. In order to increase sales of our NMR LipoProfile test, we will need to:

•
educate clinicians, other healthcare professionals, clinical diagnostic laboratories, healthcare thought leaders and third-party payors regarding the clinical benefits, appropriate utilization and cost-effectiveness of our NMR LipoProfile test;

•	establish, expand and manage sales and reimbursement arrangements with third parties, such as clinical diagnostic laboratories and insurance companies;

•	engage and expand the number of our clinical diagnostic laboratory and hospital outreach laboratory customers; and

•	strengthen our sales force efforts in the United States in selected markets with strong lab partner engagement and managed care coverage.
We have limited experience in selling and marketing the NMR LipoProfile test nationally, and we have only limited experience in placing and servicing the Vantera system in third-party clinical diagnostic laboratories for commercial purposes. We recently hired a new Vice President of Sales and a significant number of additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. Our new sales personnel may be less efficient and productive than our more experienced, existing sales personnel. We may also face competition from other companies in these industries, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel on a timely basis, or at all, our business will suffer.
Furthermore, in order to successfully commercialize diagnostic tests that we may develop in the future, we may need to conduct lengthy, expensive clinical trials and develop dedicated sales and marketing operations to achieve market awareness and demand. If we are not able to successfully implement our marketing, sales and commercialization strategies, we may not be able to increase sales of our NMR LipoProfile test, to expand geographically or to successfully commercialize any future diagnostic tests that we may develop.
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
An element of our strategy is to place the Vantera system, our next-generation automated clinical NMR analyzer, on site with qualified clinical diagnostic laboratory customers to broaden access to our technology and increase demand for our NMR LipoProfile test and any future diagnostic tests that we may develop. In addition, we started deploying the Vantera system in our facility and replacing existing NMR clinical analyzers to perform NMR LipoProfile tests.Although we received clearance from the FDA to perform the FDA-cleared measurements of the NMR LipoProfile test using the Vantera system in August 2012, we have not applied for clearance from comparable regulatory agencies in other countries for the Vantera system, and we may not receive regulatory clearance for the commercial use of the Vantera system in other countries on a timely basis, or at all. Even though the Vantera clinical analyzer is cleared by the FDA, clinical diagnostic laboratories may be unwilling or unable to accept the placement of the Vantera system for any reason, or these laboratories may not be satisfied with the Vantera system after it is placed in their facilities. If clinical diagnostic laboratories do not accept the placement of the Vantera system in their facilities, our ability to grow our business by deploying the Vantera system could be compromised.
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
Even after we develop new procedures, material weaknesses in our internal control over financial reporting may be discovered. For example, in the second quarter of 2013 we discovered a material weakness in our internal control over financial reporting because we failed to maintain effective controls over the certification of debt covenant compliance with respect to our credit facility with Square 1 and Oxford Finance. Although the material weakness existed as of the end of the first quarter of 2013, we did not discover it until the second quarter of 2013. We implemented changes in our internal control over financial reporting during the second quarter of 2013 and have determined that the material weakness was remediated as of June 30, 2013. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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
In December 2012, we entered into a credit facility with Oxford Finance and Square 1. The facility consists of a total of $16 million in term loans and a $6 million revolving line of credit. The term loans are payable in monthly installments of interest only through January 2014 and then principal and interest thereafter in monthly installments through July 2016. The line of credit matures in December 2013. Borrowings under our credit facility are secured by substantially all of our tangible assets. The covenants set forth in the loan and security agreement require, among other things, that we maintain a specified liquidity ratio, measured monthly, that begins at 1.25 and is reduced to 1.0 over the term of the facility. Our liquidity ratio was approximately 6.0 as of September 30, 2013. We are also required to achieve minimum three-month trailing revenue levels that are based on 80% of our projected annual revenue levels approved by our board of directors. In addition, beginning in 2014, our revenues must be at 80% of the trailing three-month projections that have been approved by our board of directors and must also be equal to or greater than the revenues for the same period from the previous year. In June 2013, the lenders waived our noncompliance with the minimum three-month trailing revenue covenants for the period from March 2013 to May 2013. We are currently in compliance with all covenants under this credit facility, as modified. However, if we fail to comply with the covenants and our other obligations under the credit facility, the lenders would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.
We may need to raise additional capital to meet our financial obligations and to pursue our business objectives, and if we cannot raise additional capital when needed, we may have to curtail or cease operations.
We cannot assure you that the proceeds of our recent IPO will be sufficient to fully fund our business and growth strategy. We may need to raise additional funds through public or private equity or debt financing to continue to fund our operations.
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

•	our ability to collect our accounts receivable;

•	the costs and timing of further optimization of our sales and marketing activities and research and development activities; and

•	the timing and results of any regulatory approvals that we are required to obtain for our diagnostic tests.
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
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes. As of September 30, 2013, our available federal net operating losses, or NOLs, and federal research and development tax credits totaled $45.5 million. In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. In addition, if we undergo an ownership change in connection with or after our IPO, our ability to utilize our NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in additional ownership changes under Section 382. We are unable to predict the future ownership and other variables considered by, and elections available pursuant to, Section 382 for determining the usability of our net operating losses. We may not be able to utilize a material portion of our NOLs, even if we attain profitability.
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
The Centers for Medicare and Medicaid Services, or CMS, under the U.S. Department of Health and Human Services, or HHS, establishes reimbursement payment levels and coverage rules for Medicare. CMS currently covers our NMR LipoProfile test, although the reimbursement payment level under CMS fee schedules may change from time to time. In recent years, payments under these fee schedules have decreased and may decrease more in the future. During the nine months ended September 30, 2013, the Medicare reimbursement rate for the NMR LipoProfile test was reduced on two separate occasions, the first of which occurred on January 1, 2013 in connection with a broad reduction of the Medicare lab test fee schedule for laboratory tests generally, and the second of which occurred on April 1, 2013 in connection with an overall 2% reduction in the Medicare lab test fee schedule compelled by the automatic sequestration cuts to certain U.S. federal spending programs. State Medicaid plans and private payors establish rates and coverage rules independently. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our tests to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained.
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
Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, or the PPACA, which may have far-reaching consequences for most healthcare companies, including diagnostic companies like us.
While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA significantly impacts the medical device industry. Among other things, the PPACA:

•
imposes an annual excise tax of 2.3% on any entity that manufactures or imports class I, II and III medical devices offered for sale in the United States beginning in 2013. This tax is applicable to the NMR LipoProfile test and may apply to some or all of diagnostic tests that we may develop.

•
mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule for the years 2011 through 2015. In addition, a productivity adjustment is made to the fee schedule payment amount. In 2013, we experienced a negative 2.95% annual payment adjustment under the Medicare Clinical Laboratory Fee Schedule.

•
creates an Independent Payment Advisory Board to reduce the per capita rate of growth in Medicare spending. The Independent Payment Advisory Board has broad discretion to propose policies, which may have a negative impact on payment rates for clinical diagnostic products like ours beginning in 2016.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, amount other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, such as hospitals and other healthcare providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

These restructuring changes in the coverage of medical care in the United States, including new and more complex measures to regulate health care delivery and clinical laboratories, have resulted in reduced prices, added costs and decreased test utilization for diagnostic tests like ours. If reimbursement for our diagnostic tests and any other diagnostic tests that we may develop is substantially less than we or our clinical laboratory customers expect, or our rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

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
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in lower reimbursement for our NMR LipoProfile test, and ultimately, reduced utilization for our test or additional pricing pressure.

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
HHS has classified our NMR LipoProfile test as a high-complexity test under the Clinical Laboratory Improvement Amendments of 1988, or CLIA. Under CLIA, personnel requirements for laboratories conducting high-complexity tests are more stringent than those applicable to laboratories performing less complex tests. These personnel requirements require us to employ more experienced or more highly educated personnel and additional categories of employees, which increases our operating costs. If we fail to meet CLIA requirements, HHS or state agencies could require us to cease our NMR LipoProfile testing or other testing subject to CLIA that we may develop in the future. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenues in doing so. Moreover, new interpretations of current regulations or future changes in regulations under CLIA may make it difficult or impossible for us to comply with our CLIA classification, which would significantly harm our business.
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

We resubmitted the 510(k) premarket notification to the FDA, seeking clearance of the HDL-P test, in December 2012. This submission was based on data derived from specimens both from a more recent large, third-party clinical study, as well as the complete data set from the study for which FDA had been concerned with bias. In August 2013, we voluntarily withdrew this submission and are working with the FDA outside of the formal review process to acquire additional clinical data and to prepare for the development of a new 510(k) submission. At the present time, we cannot provide a timeline for resubmission but intends to do after further discussions with the FDA. There can be no assurances that we will obtain clearance for this LDT. We have not yet sought FDA clearance for any other LDTs but currently intend to do so for some of these non-cleared portions of our test. In the event we were to not receive clearance for HDL-P or these other tests, we would plan to continue to offer them as LDTs.
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
In the third quarter of 2011, we submitted a 510(k) premarket notification to the FDA seeking clearance of the HDL-P test, as performed on our current NMR-based clinical analyzer platform. In March 2012, the FDA notified us that there were issues with our 510(k) submission that will need to be resolved prior to FDA clearance. We voluntarily withdrew our submission and have since worked with the FDA outside of the formal review process to resolve those issues. We resubmitted our 510(k) premarket notification to the FDA in December 2012, seeking clearance of the HDL-P test as performed on our current generation clinical analyzers or using the Vantera system. As described above, in August 2013, we voluntarily withdrew this submission. At the present time, we cannot provide a timeline for resubmission but intend to do after further discussions with the FDA. There can be no assurance, however, that we will ever obtain FDA clearance of the HDL-P test, or that the intended use or claims that may be cleared by the FDA in our 510(k) premarket notification for the HDL-P test will not be substantially reduced. We also intend to submit some of the other currently non-cleared test measurements to the FDA for 510(k) clearance.

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
Further, the PPACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and the criminal statute governing healthcare fraud. A person or entity can now be found guilty of violating the Anti-Kickback Statute and the federal criminal healthcare fraud statute without actual knowledge of the statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Possible sanctions for violation of laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the federal Anti-Kickback Statue, it is possible that some of our business activities, including our relationship with physicians, hospitals, and other healthcare professionals, could be subject to challenge under one or more of such laws.

On February 8, 2013, CMS released its final rule implementing certain provisions of the PPACA that impose new reporting requirements on device manufacturers for payments by them and in some cases their distributors to physicians and teaching hospitals, as well as ownership and investment interests held by physicians (commonly known as the Physician Payment Sunshine Act). Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Device manufacturers must begin collecting data on August 1, 2013 and submit reports to CMS by March 31, 2014 (and the 90th day of each subsequent calendar year). In addition, CMS estimates that approximately 1,000 device and medical supply companies will be required to comply with the disclosure requirements and that the average cost per entity will be approximately $170,000 in the first year. Due to the complexity in complying with the newly enacted Physician Payment Sunshine Act, we cannot assure you that we will successfully report all transfers of value by us, and any failure to comply could result in significant fines and penalties.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Some states, such as California, Massachusetts and Nevada, mandate implementation of commercial compliance programs, while other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.

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
None.
 (b) Use of Proceeds from Public Offering of Common Stock
On January 24, 2013, our Registration Statement on Form S-1, as amended (Reg. No. 333-175102) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 5,750,000 shares at a price to the public of $9.00 per share, including the full exercise of the underwriters' option to purchase additional shares. The offering closed on January 30, 2013, as a result of which we received net proceeds of $44.4 million after underwriting discounts of approximately $3.4 million and offering-related expenses paid by us of $4.0 million. The joint managing underwriters of the offering were Barclays Capital Inc., UBS Securities LLC and Piper Jaffray & Co.
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
Lucy G. Martindale Executive Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial Officer)
Date: November 8, 2013