Form 10-K
period 2013-12-31
LIPOSCIENCE INC
filed 2014-03-28
CIK 1168197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

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

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         The aggregate market value of LipoScience, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2013, based on the closing sale price of $6.99 per share as reported on the NASDAQ Global Market on that date was $77,795,555.

         At March 25, 2014, 15,223,053 shares of LipoScience, Inc. Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the "safe harbor" created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as "believe," "expect," "may," "will," "should," "could," "seek," "intend," "plan," "estimate," "anticipate" or other comparable terms. Forward-looking statements in this Annual Report on Form 10-K may address the following subjects among others: our industry, business strategy, goals and expectations concerning our future operations, performance or results, profitability, capital expenditures, liquidity and capital resources, timing or anticipated results of our FDA submissions and other financial and operating information. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this report. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward -looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I
Item 1.     Business
Overview
We are a clinical diagnostic company pioneering a new field of personalized diagnostics based on nuclear magnetic resonance, or NMR, technology. Our first diagnostic test, the NMR LipoProfile® test, directly measures the number of low density lipoprotein, or LDL, particles, also known as LDL-P, in a blood sample and provides physicians and their patients with actionable information to personalize management of risk for heart disease. To date, over 11 million NMR LipoProfile tests have been ordered, including nearly 2 million during 2012 and 2.1 million during 2013.
Our strategy is to continue to advance patient care by converting clinicians, and the clinical diagnostic laboratories they use, from traditional cholesterol testing to our NMR LipoProfile test for the management of patients at risk for cardiovascular disease, with the goal of ultimately becoming the preferred choice by physicians for the management of patients with cardiovascular disease. A number of large clinical outcome studies, including the Multi-Ethnic Study of Atherosclerosis, or MESA, and the Framingham Offspring Study, indicate that a patient's number of LDL particles is more strongly associated with the risk of developing cardiovascular disease than is his or her level of LDL cholesterol (LDL-C) when one of the measures suggests a higher risk and the other suggests a lower risk.
Because the NMR LipoProfile test provides direct quantification of the number of LDL particles, as well as additional measurements related to a patient's risk for developing cardiovascular disease, or CVD, we believe that it has the potential to become a new paradigm by which clinicians evaluate key cardiovascular risk factors to provide better treatment recommendations and improve outcomes, even for patients considered to have normal levels of cholesterol. A 2008 joint consensus statement by the American Diabetes Association, or ADA, and the American College of Cardiology, or ACC, recognized that direct LDL particle measurement by NMR may be a more accurate way to capture the risk posed by LDL than is traditional LDL-C measurement. Additionally, in October 2011, the National Lipid Association, or NLA, convened an expert panel to evaluate the use of a number of biomarkers other than LDL-C, including LDL particle number, for initial clinical risk assessment of cardiovascular disease and ongoing management of cardiovascular disease risk in patients. The recommendations of this panel included the use of LDL particle number for initial clinical risk assessment and for ongoing management of risk for many patients considered to be at intermediate risk of coronary heart disease, patients with a family history of coronary heart disease and patients with recurrent cardiac events, as well as for selected patients known to have coronary heart disease.
In April 2013, the American Association of Clinical Endocrinologists, or AACE, issued a Comprehensive Diabetes Management Algorithm that provides clinicians with a practical evidence-based approach to treatment of obesity, pre-diabetes, management of hyperglycemia through lifestyle modifications, pharmacotherapy and insulin, management of hypertension, and management of hyperlipidemia. The algorithm recommends the measurement of LDL particle number as part of a management strategy to reduce the risk of cardiovascular disease, CVD, in patients with diabetes. The consensus statement cited expert opinion that LDL-P "must be recognized and included in treatment recommendations," noting that patients with type 2 diabetes, insulin resistance, metabolic syndrome, and/or hypertriglyceridemia (elevated triglycerides) are the most likely populations to have persistently elevated LDL-P, even when LDL-C and non-HDL-C are at goal levels. In addition, the consensus statement incorporates a CVD Risk Factor Modifications Algorithm that specifies desirable level of LDL-P in at-risk patients. The AACE consensus statement reflects the growing recognition of LDL particle measurement by NMR as an important risk management tool in patients with diabetes and other cardiovascular risk factors.
The number of NMR LipoProfile tests ordered has continually increased since 2008, with 2013 showing an increase of approximately 6%. The NMR LipoProfile test utilizes a specific Current Procedural Terminology, or CPT, code for the quantification of lipoprotein particles and lipoprotein subclasses, and is reimbursed by a number of governmental and private payors which we believe collectively represent approximately 150 million covered lives. These payors include Medicare, TRICARE, WellPoint, United Healthcare and several Blue Cross Blue Shield affiliates. Our clinical laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, allows us to fulfill current demand for our test and we believe serves as a strategic asset that will facilitate our ability to launch new personalized diagnostic tests that we plan to develop. We also intend to accelerate clinician and clinical diagnostic laboratory adoption of the NMR LipoProfile test and future clinical diagnostic tests by increasing access to our technology platform through the placement of our automated clinical analyzer, the Vantera ® Clinical Analyzer (the "Vantera system"), in certain selected third party clinical diagnostic laboratories. The Vantera system was cleared by the U.S. Food and Drug Administration, or FDA, in August 2012 and became commercially available in December 2012.

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
Lipid panels measuring LDL-C (the amount of cholesterol contained in LDL particles), HDL-C (the amount of cholesterol contained in HDL particles), total cholesterol and triglycerides are among the most frequently ordered laboratory tests in the United States. According to Medicare billing data, the lipid panel was the fourth most frequently ordered test in clinical laboratories in 2009.

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

We believe the following studies are of particular note in showing the greater clinical relevance of LDL and HDL particle count as compared to LDL and HDL cholesterol measurement. Dr. James Otvos, our founder and Chief Scientific Officer, was an author of several of these published studies. Dr. Otvos collaborated with the studies' academic investigators to formulate the study hypotheses and data analysis plan, and he assisted with data interpretation and publication of the study results. We did not provide any funding for any of these studies. We performed all NMR lipoprotein testing in a fully blinded fashion, with us having no knowledge of the identity or clinical status of the participants who provided the blood samples being tested. In addition, Dr. Otvos's affiliation with us was disclosed in each publication. In each case, the person responsible for the scientific validity and integrity of the study was someone other than Dr. Otvos, and none of the investigators were affiliated with our company.
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
Other Studies. Other large clinical outcome studies that establish the greater clinical relevance of LDL and HDL particle count as compared to LDL and HDL cholesterol measurement include:

•	Mora S, Glynn RJ, Ridker PM. High-density lipoprotein cholesterol, size, particle number, and residual vascular risk after potent statin therapy. Circulation 2013;128:1189-1197.

•
Mackey RH, Greenland P, Goff DC, et al. High-density lipoprotein cholesterol and particle concentrations, carotid atherosclerosis and coronary events MESA (Multi-Ethnic Study of Atherosclerosis). J Am Coll Cardiol 2012;60:508-516.

•	Parish S, Offer A, Clarke R, et al. Lipids and lipoproteins and risk of different vascular events in the MRC/BHF Heart Protection Study. Circulation 2012;125:2469-2478.

•
Cromwell WC, Otvos JD, Keyes MJ, et al. LDL particle number and risk for future cardiovascular disease in the Framingham Offspring Study - Implications for LDL management. Journal of Clinical Lipidology 2007;1:2458-2464.

•
Otvos JD, Collins D, Freedman DS, et al. Low-density lipoprotein and high-density lipoprotein particle subclasses predict coronary events and are favorably changed by gemfibrozil therapy in the Veterans Affairs High-Density Lipoprotein Intervention Trial. Circulation 2006;113:1556-1563.

Clinical Recommendations / Guidelines

AACC 2009 Working Group Position Statement. In addition to the foregoing studies, a systematic literature review from the American Association of Clinical Chemistry, or AACC, Working Group on Best Practices reviewed 25 clinical studies that demonstrated the association of both apolipoprotein B, or apoB, a protein found on both LDL and VLDL particles, and LDL-P with specific patient outcomes such as CVD or metabolic conditions like type 2 diabetes. Although most of the comparisons showed equivalent strength of association with the outcome measures, in these 25 studies the measurement of LDL-P using NMR showed a significant association with a clinical outcome more often than using apoB alone, and the level of statistical significance, as indicated by p-value, and the strength of association, as indicated by the odds ratio, relative risk and hazard ratio, was more often higher for LDL-P than it was for apoB.
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
Society Recommendations. Other organizations that have recommended clinical measurement of LDL particles to assess and manage CVD risk for certain patients include:

•	National Lipid Association (NLA) (2011) (for patients at intermediate risk, including patients with a family history of coronary heart disease (CHD) and recurrent cardiac events).

•	American Association of Clinical Endocrinologists (AACE) (2013) (patients with type 2 diabetes, insulin resistance, metabolic syndrome, and/or hypertriglyceridemia (elevated triglycerides).
AHA/ACC Practice Guideline

On November 12, 2013 The American Heart Association (AHA) and American College of Cardiology (ACC) Task Force on Practice Guidelines published the 2013 ACC/AHA Guideline on the Treatment of Blood Cholesterol to Reduce Atherosclerotic Cardiovascular Risk in Adults. This guideline is a substantial change from the prior guideline recommendations and emphasizes treating specific patient groups with statin therapy, based solely on cardiovascular events noted in randomized controlled trials (RCT) of drug therapies rather than to treating to specific target levels of LDL cholesterol. Measuring LDL during follow-up of drug-treated patients is done to assess adherence to treatment and not to see whether a specific LDL cholesterol target has been achieved. Based on the guideline, physicians can use risk assessment tools (e.g. a risk calculator to determine 10-year risk for heart attack and stroke) in some cases to determine which patients would most likely benefit from statin therapy, rather than focusing only on blood cholesterol to determine which patients would benefit. Groups identified for treatment include; patients with known atherosclerotic cardiovascular disease (ASCVD), patients with diabetes mellitus, patients with untreated LDL-C > 190 mg/dL, and patients with a 10-year estimated ASCVD risk of > 7.5%. The guideline also emphasizes the importance of adopting a heart-healthy lifestyle to prevent and control high blood cholesterol.

The Task Force also recognized the challenge with LDL-C. The current guideline notes that use of LDL-C targets may result in under-treatment or over-treatment. Therefore, the use of LDL-P for management provides an opportunity to optimize individual therapy, as well as limit under- and over-treatment. However, it is not clear at this time what the potential impact may be in the marketplace as a result from the ongoing dialogue surrounding this new guideline.

The ACC/AHA guideline did not consider data addressing the value of treating patients to specific LDL goals they made no recommendation regarding use of LDL measures as a target for treatment. However, the ACC/AHA guideline did advocate measuring LDL to assess adherence and judge individual response to therapy. This information could assist providers in decision making regarding the need for therapeutic adjustments including intensifying statin therapy, or using statin combination therapy based on clinical judgment.

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

•
Strong clinical validation. Clinical research and numerous CHD outcome studies support the stronger predictive capacity of LDL-P for CHD patient management, compared to LDL-C as evidenced by over 370 publications to date and 47 publications in 2013.

•
Reimbursement. The NMR LipoProfile test utilizes a specific Category I CPT code for the quantification of lipoprotein particles and lipoprotein subclasses. The American Medical Association, or AMA, assigns Category I CPT codes to procedures that are consistent with contemporary medical practice, are widely performed and meet other specified criteria. The NMR LipoProfile test is reimbursed by Medicare and other governmental payors, as well as by many private insurance carriers.

•	Ease of Use. The NMR LipoProfile test requires only a standard blood draw and, unlike traditional cholesterol tests, does not require the patient to fast in order to measure LDL-P and HDL-P.
Benefits to Laboratories

•
Driver of revenue and margin growth. Clinicians are increasingly recognizing the growing importance of LDL-P in measuring CHD risk. Offering the NMR LipoProfile test allows laboratories to meet the medical community's growing demand for the test and expand their product offerings. Given the higher reimbursement rate our test enjoys as compared to traditional cholesterol testing, the NMR LipoProfile test also presents laboratories with an opportunity to increase their revenues and expand their margins.

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
Benefits to Payors

•
More effective management of a costly disease. The NMR LipoProfile test is designed to help clinicians more effectively manage CHD risk, both in patients whose risk of CHD would have been underestimated by traditional cholesterol testing and in those patients who are being over-treated because traditional testing overstates their risk. Because our test provides information that allows physicians to make more informed therapeutic decisions, we believe it can lessen the financial burden of CHD on the payor community.

•
Low relative cost. The price for our test, while higher than that of a traditional cholesterol test, is still relatively low compared to other advanced cardiovascular panels. Medicare generally reimburses our test at a rate of $42.49 per test.

Our Strategy
Our strategy is to continue to advance patient care by converting clinicians, and the clinical diagnostic laboratories they use, from traditional cholesterol testing to our NMR LipoProfile test for the management of patients at risk for CHD, with the goal of ultimately becoming the preferred choice by physicians for the management of cardiovascular disease. The key elements of our strategy to achieve this goal include:

•
Increase utilization of our test in key markets. We have achieved between 5%-10% market penetration of our target market in certain geographic areas that have adequate reimbursement and good lab partner access. We currently have sales representatives in 27 states who target clinicians, as well as dedicated representatives targeting clinical diagnostic laboratories and third-party payors. We intend to increase our utilization and market penetration in each of our territories. We will selectively invest in sales force expansion to the extent that managed care coverage broadens and access to the test is increased.

•
Increase market awareness, educate clinicians about the clinical benefits of our test and pursue inclusion in management guidelines. To create awareness, encourage clinician evaluation and increase orders for our NMR LipoProfile test, we provide our sales force with peer-reviewed clinical outcome studies, medical society guidelines/recommendations and other clinical evidence sources. We plan to continue to invest in medical education and marketing efforts to promote our test as the preferred measure of LDL for the management of patients with cardiovascular risk. We actively engage key opinion leaders and medical societies in an effort to have the NMR LipoProfile test included in patient management guidelines and medical society recommendations.

•
Expand relationships with clinical diagnostic laboratories and health delivery systems. Approximately 93% of the revenues derived from our NMR LipoProfile tests for the year ended December 31, 2013 were attributable to tests ordered through clinical diagnostic laboratories. We plan to expand our business with these existing laboratory customers and to develop relationships with additional national and regional laboratories as well as health delivery systems. We intend to train laboratory customers' sales forces and partner with them to gain access to additional clinicians and educate them about the benefits of our test. Where appropriate, we intend to collaborate with our laboratory customers to encourage health plan administrators to support reimbursement for the test.

•
Broaden medical policy coverage. We have a dedicated team of managed care specialists who pursue the expansion of coverage for our test with third-party payors. Our clinical diagnostic laboratory customers, prescribing physicians and healthcare thought leaders also assist us in influencing payors to cover our test. We intend to further broaden coverage by leveraging the increasing weight of clinical and economic data, expanding access to our test and increasing utilization to incentivize payors to cover our test and set adequate reimbursement levels.

•
Decentralize access to our technology platform with the Vantera system. We currently perform the vast majority of the NMR LipoProfile tests at our certified and accredited laboratory facilities in Raleigh, North Carolina. The Vantera system is our next-generation automated clinical analyzer. In August 2012, we received FDA clearance to market the Vantera system commercially to laboratories. The Vantera system became commercially available in December 2012. We are decentralizing access to our technology through the Vantera system in order to drive both geographic expansion and the technology adoption necessary for successful execution of our market conversion strategy. We started placing the Vantera system on-site with certain qualified national and regional clinical diagnostic laboratories, as well as at leading medical centers and hospital outreach laboratories during the second quarter of 2013. We have entered into agreements with some of our current clinical diagnostic laboratory customers to place the Vantera system in their laboratories, and we are also in discussions with additional laboratory customers who have indicated a similar interest in the placement of the Vantera system in their laboratories. In addition, we have placed the Vantera system in academic and medical research centers that are collaborating with us to develop additional high value diagnostic assays based on NMR technology. We believe the selective placement of our Vantera system directly in laboratories throughout the United States will further drive our market conversion strategy by decentralizing access to our technology. We expect that strong commercial relationships with clinical diagnostic laboratories will allow us to leverage the sales forces of these laboratories for additional access to prescribing clinicians, as well as third-party payors with whom the laboratories have existing contracts.

•
Develop new personalized diagnostic tests using our NMR-based technology platform. Our NMR LipoProfile test exploits only a very small fraction of the available information contained within an NMR spectrum of a sample. We intend to exploit the inherent analytical advantages of NMR spectroscopy, including its ability to analyze bodily fluids other than blood serum and plasma, to expand our menu of available diagnostic tests. We are currently developing additional NMR-based diagnostic tests to predict a patient's risk for type 2 diabetes, and evaluating NMR technology for the detection and management of several different cancers as well as inflammatory, gastrointestinal and neurological diseases. We have collaborated with leading academic medical centers, including the Mayo Foundation and the Cleveland Clinic, on clinical validation studies and research for developing new applications using NMR technology. Currently, we are also collaborating with the National Institutes of Health on the research and development of novel tests using NMR technology for the diagnosis and management of cardiovascular and metabolic disorders through the use of the Vantera system.

Our Technology Platform
Our technology platform combines proprietary signal processing algorithms and NMR spectroscopic detection into a clinical analyzer, the FDA cleared Vantera system, to identify and quantify concentrations of lipoproteins and, potentially, small molecule metabolites. NMR detectors, or spectrometers, analyze a blood plasma or serum sample by subjecting it to a short pulse of radio frequency energy within a strong magnetic field. Each lipoprotein particle within a given diameter range simultaneously emits a distinctive radio frequency signal, similar to distinctive ringing sounds for bells of different sizes. The amplitude, or “volume,” of the NMR signal is directly proportional to the concentration of the particular subclass of lipoprotein particles emitting the signal. Our proprietary software then collects, records and analyzes the composite signals emitted by all of the particles in the sample in real time and separates the signals into distinct subclasses. Within minutes, we are able to quantify multiple subclasses of lipoprotein particles.
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
Sales, Marketing and Distribution
We currently market our NMR LipoProfile test through a direct sales force in 27 states. Our sales strategy involves the use of a combination of sales managers, sales representatives and medical science liaisons that target primary care physicians, cardiologists and key medical opinion leaders, as well as separate dedicated personnel targeting clinical diagnostic laboratories and third-party payors. As of December 31, 2013, we had 97 employees engaged in sales and marketing functions, including our sales managers and sales representatives, medical science liaisons, personnel focused on our sales efforts to clinical diagnostic laboratories and managed care specialists focused on third-party payors.
The role of our sales force is to promote the NMR LipoProfile test and educate clinicians, laboratories and payors about its medical benefits over traditional cholesterol tests, as well as the potential economic benefits of providing patients with personalized cardiovascular risk management.
We intend to continue to distribute the NMR LipoProfile test directly through national and regional clinical diagnostic laboratories. During the year ended December 31, 2013, we generated approximately 93% of our revenues from our NMR LipoProfile tests through these laboratories.
Under our current agreement with Laboratory Corporation of America Holdings, or LabCorp, which went into effect as of September 2012, LabCorp makes the NMR LipoProfile test available nationally to its clients. We also provide LabCorp with our sales materials, as well as access to the various medical education and other marketing programs that we sponsor and conduct, for their use in connection with the promotion of the NMR LipoProfile test.

Under our agreement with LabCorp, we will continue to fulfill all orders received from LabCorp for the NMR LipoProfile test and perform those tests at our own laboratory facilities. LabCorp may also decide to have us place Vantera analyzers directly in their laboratories, with the number of analyzers based on the annual volume of NMR LipoProfile tests performed in a particular facility. There is no minimum number of tests that LabCorp is required to order from us under the agreement. We will provide service and support of the Vantera analyzers placed at LabCorp facilities.
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
Significant Customers
For the years ended December 31, 2013, 2012 and 2011, we generated 90%, 84% and 76% of our revenues, respectively, from clinical diagnostic laboratory customers. Sales to one of these laboratories, Health Diagnostic Laboratory, Inc. ("HDL Inc."), accounted for 33%, 32% and 21% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Sales to a second laboratory customer, LabCorp, accounted for 30%, 29% and 33% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
Our current agreements with our laboratory customers do not require them to purchase any minimum quantities of the NMR LipoProfile test. In addition, these customers generally have the right to terminate their respective agreements with us at any time. If any major customer were to terminate its relationship with us, or to substantially diminish its purchases of the NMR LipoProfile test, our revenues could significantly decline or it could adversely impact our revenue growth, which could have a material adverse effect on the Company’s business, financial condition or results of operations.
In mid-March 2014, HDL Inc. announced its own LDL-P test and began making the test available to its customers. We believe our NMR LipoProfile test has significant advantages over HDL Inc.'s non-FDA cleared test and that it is critical that physicians are able to differentiate with certainty which test result they are receiving. We plan to aggressively market to physicians the advantages of our NMR LipoProfile test, the only FDA-cleared test that quantifies the number of LDL-P, versus the HDL Inc. laboratory-developed test (LDT) that has not demonstrated clinical efficacy nor undergone the rigor of an FDA-clearance process. Accordingly, on March 28, 2014, we notified HDL Inc. that we were terminating our agreement with HDL Inc. effective June 26, 2014. Over time, we believe that we will be able to mitigate the effects of loss of revenues from HDL Inc. through our relationships with other national, regional and local labs and by alerting physicians to use clinical laboratory customers that offer the FDA-cleared NMR LipoProfile test. However, in the short and medium term, we expect our revenues to be impacted negatively, potentially significantly so.
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

Laboratory tests, as with most other healthcare services, are classified for reimbursement purposes according to their respective CPT codes. In 2006, the AMA's CPT Editorial Board issued a Category I CPT code (83704) for the quantification of lipoprotein particle numbers and lipoprotein subclasses when measured (e.g. nuclear magnetic resonance spectroscopy). Utilizing this specific CPT code, our NMR LipoProfile test is reimbursed by a number of governmental and private payors, which we believe collectively represent approximately 150 million covered lives. These payors include Medicare, TRICARE, WellPoint, United Healthcare and several Blue Cross Blue Shield affiliates.
In February 2014, we formed a committee of the Board of Directors, the Payor and Health Systems Strategies Committee (PHSS Committee).  The purpose of the PHSS Committee is to oversee the Company’s efforts to secure reimbursement for its products and services from government and third party payors, and to consider new, innovative and collaborative approaches to contracting with developing health system models.  The PHSS Committee will also advise the Board and management on related policy and operating matters.

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
Commercial Insurance Carriers and Managed Care Organizations
In-network. Many of our laboratory customers have participating provider, or in-network, agreements with payors that we believe cover a vast number of insured individuals in the United States and, as a result, our NMR LipoProfile test is billed to an insurer as an in-network benefit. In-network agreements specify a fixed price for reimbursement over a fixed period of time. These in-network agreements between insurers and our laboratory customers allow for better and more consistent reimbursement to them, while we receive a fixed fee per test without assuming the risk of non-payment from an insurance company. We also have an in-network agreement with Blue Cross Blue Shield of North Carolina that covers NMR LipoProfile tests ordered directly from us.
Out-of-network. Some of our laboratory customers are considered out-of-network providers by certain commercial insurance and managed care organizations and may not receive reimbursement for our test. For our direct business that is not performed through a laboratory customer and not covered under our in-network agreement with Blue Cross Blue Shield of North Carolina, we are generally an out-of-network or non-participating provider, meaning that we do not have a contractual agreement in place that specifies a fixed price for reimbursement.
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
We also compete against companies that offer other methods for measuring lipoproteins, the majority of which use different technology requiring lipoproteins to first be physically separated. These physical separation methods generally involve relatively labor-intensive steps to separate the sample and are more time-consuming and more costly to perform than the NMR LipoProfile test. Among the companies providing these tests are Quest Diagnostics, which offers ion mobility, Berkeley HeartLab, Inc., now part of Quest Diagnostics, as well as Atherotech, Inc. and SpectraCell Laboratories. A competing product using NMR technology has also been recently introduced into the market (specifically by HDL Inc.).

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
Research and Development
Our research and development efforts are focused on developing new personalized diagnostic tests using our NMR-based technology as well as on implementing improvements and enhancements to the Vantera system.
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
We are actively developing our test for use in assessing insulin resistance and risk for developing type 2 diabetes. We currently provide an insulin resistance score as a laboratory-developed test that is part of the NMR LipoProfile test. This test, which is not cleared or approved by the FDA at this time, uses a lipoprotein-based indicator to assess insulin resistance status, an early indicator of type 2 diabetes. We are developing enhancements to this assay by quantifying NMR-derived biomarkers of insulin resistance and insulin secretion. This product is intended to stratify patients with intermediate glucose levels who stand to benefit the most from targeted risk reduction treatment strategies for the prevention of the onset of Type 2 Diabetes.
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
Our research and development expenses were $12.7 million, $10.0 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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
KMC Systems
In 2007, we began collaborating with KMC Systems, Inc. on the design and manufacture of the Vantera frame, the autosampler and the electronic interface (collectively the "Vantera hardware assembly"). In 2009, we entered into a production agreement with KMC under which we have designated KMC as the exclusive manufacturer of the Vantera hardware assembly, subject to specified exceptions, and have agreed to purchase all of our Vantera hardware assemblies from KMC. Our purchases of each Vantera hardware assembly are determined on an individual purchase order basis and are based on a pricing formula set forth in the production agreement.
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
Patents
We have implemented a strategy designed to optimize our intellectual property rights. For core intellectual property, we are pursuing patent coverage in the United States and those foreign countries that correspond to the majority of our current and anticipated customer base. We own, or co-own with exclusive license rights, eight issued U.S. patents and ten pending U.S. patent applications, four of which have a pending counterpart Patent Cooperation Treaty, or PCT, application and four others of which have pending or issued counterpart foreign patents. We believe our patents and pending applications provide, or will provide, protection for our NMR-based systems and technologies that simultaneously analyze lipoproteins as well as hundreds of small molecule metabolites from blood serum, plasma, urine and other bodily fluids, and which will enable us to further expand our diagnostics test menu.
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
Government Regulation
Federal Food, Drug, and Cosmetic Act
In the United States, in vitro diagnostics are regulated by the FDA as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDCA. The FDCA requires that medical devices introduced to the U.S. market, unless otherwise exempted, be subject to either a premarket notification clearance, known as a 510(k), or a premarket approval, known as a PMA. The 510(k) submission process is generally but not necessarily less expensive and time-consuming than the PMA process. Under a 510(k), the FDA finds that either (a) the product is substantially equivalent to a legally marketed product (a "predicate device") or (b) in the absence of a predicate device that the FDA concludes based on a benefit-risk determination that the product may use a process known as a de novo classification. Regardless, the 510(k) process still involves substantial costs and time and may have to be repeated for any number of reasons, including but not limited to, insufficient data to support a substantial equivalence determination or the product raises new safety or effectiveness concerns. The PMA process, which is typically for high risk devices which cannot be cleared through the 510(k) process, involves providing extensive data to the FDA to allow the FDA to find that the device is safe and effective for its intended use, which may also include providing additional data and updates to the FDA, the convening of expert panels, inspection of manufacturing facilities, and new or supplemented PMAs if the product is modified during the review process. The studies required in connection with any approval or clearance, regardless of whether the regulatory pathway is the 510(k) process or a PMA, may be material in cost and time-intensive. There can be no assurance that FDA will ultimately approve any 510(k) request or approve any PMA submitted by us in a timely manner or at all.

We have previously received FDA clearance for our current NMR spectrometer together with the NMR LipoProfile test and specific portions of the report produced by the test for use in our clinical laboratory, specifically LDL-P, HDL-C and triglycerides, and in August 2012, we received FDA clearance for the Vantera system.
There are some measurements reported by our NMR LipoProfile test for which we have not received FDA clearance and which are therefore considered to be laboratory-developed tests (LDTs). We have begun seeking FDA clearance for certain of these measurements and plan to seek clearance for others at a later time. However, there can be no assurance that we will receive any such clearances on a timely basis, or at all.
The laws and regulations governing the marketing of diagnostic products for use as LDTs are extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws. For instance, while the FDA maintains that LDTs are subject to the FDA's authority as diagnostic medical devices under the FDCA, the FDA has generally exercised enforcement discretion and not enforced applicable regulations with respect to most tests performed by CLIA-certified laboratories. While we believe that we are currently in material compliance with applicable laws and regulations relating to LDTs, changes in such laws and regulations or in enforcement practices could restrict our ability to continue to report such measures in the future.
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
CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, record keeping, quality assurance and participation in proficiency testing, which involves comparing the results of tests on specimens that have been specifically prepared for our laboratory to the known results of the specimens. CLIA requirements also apply as a condition for participation by clinical laboratories under the Medicare program. Under CLIA regulations, the complexity of the tests performed determines the level of regulatory control. The U.S. Department of Health and Human Services, or HHS, classifies our NMR LipoProfile test as a high-complexity test. As a result of this and associated compliance requirements, we must employ more experienced and highly educated personnel, as well as additional categories of employees.
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
HIPAA and Other Privacy Laws
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearinghouses, and healthcare providers that conduct certain healthcare transactions electronically. Covered Entities and their Business Associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. Because we are a healthcare provider and we conduct certain healthcare transactions electronically, we are presently a Covered Entity, and we must have in place the administrative, physical, and technical safeguards required by HIPAA, HITECH and their implementing regulations. Additionally, some state laws impose privacy protections more stringent than HIPAA. We may perform future activities that may implicate HIPAA, such as providing clinical laboratory testing services or entering into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity.
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
Federal and State “Self-Referral” and “Anti-kickback” Restrictions
Self-Referral law. We are subject to a federal “self-referral” law, commonly referred to as the “Stark” law, which provides that physicians who, personally or through a family member, have ownership interests in or compensation arrangements with a laboratory are prohibited from making a referral to that laboratory for laboratory tests reimbursable by Medicare, and also prohibits laboratories from submitting a claim for Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory. The Stark law contains a number of specific exceptions which, if met, permit physicians who have ownership or compensation arrangements with a testing laboratory to make referrals to that laboratory and permit the laboratory to submit claims for Medicare payments for laboratory tests performed pursuant to such referrals.
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
Employees
As of December 31, 2013, we had 239 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages. We consider our employee relations to be good.
Available Information
We were incorporated under the laws of North Carolina in June 1994 under the name LipoMed, Inc. and reincorporated under the laws of Delaware in June 2000. In January 2002, we changed our corporate name to LipoScience, Inc. Our executive offices are located at 2500 Sumner Boulevard, Raleigh, NC 27616. Our telephone number is (919) 212-1999. Our internet website address is www.liposcience.com. In addition to the information about us contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

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
Our ability to generate revenue depends on our successful marketing of the NMR LipoProfile test. The NMR LipoProfile test accounted for 96% of our revenues for the year ended December 31, 2013, 94% of our revenues for the year ended December 31, 2012 and 93% of our revenues for the year ended December 31, 2011. We expect that our revenues and profitability will depend on sales of the NMR LipoProfile test for the foreseeable future.
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
When seeking testing and management recommendations for coronary heart disease, or CHD, many physicians and other clinicians look to clinical guidelines and recommendations published by influential organizations. Such organizations include the National Cholesterol Education Program, or NCEP, an authority on cholesterol management overseen by the National Heart, Lung and Blood Institute, or NHLBI, part of the National Institutes of Health, American Association of Clinical Endocrinologist (AACE) and the American Heart Association, or AHA. The NMR LipoProfile test is not currently included in guidelines published by NCEP or the AHA. In November 12, 2013, the AHA and American College of Cardiology (ACC) Task Force on Practice Guidelines published the 2013 ACC/AHA guideline on the treatment of blood cholesterol to reduce atherosclerotic cardiovascular risk in adults. The new ACC/AHA guideline emphasizes treating specific patient groups with statin therapy, based solely on cardiovascular events noted in randomized controlled trials (RCT) of drug therapies. Since RCT data used in this new guideline did not contain information regarding the value of treating patients to specific LDL goals, the ACC/AHA expert panel did not endorse a specific LDL target for treatment. At this time, it is not known whether the content of the guidelines will adversely affect the use of the NMR LipoProfile test or coverage by the payors for the test given the substantial changes relative to prior guidelines. If we are not successful in our strategy of gaining inclusion in the guidelines published by these or other organizations, it could ultimately limit market adoption of the NMR LipoProfile test.
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
For the years ended December 31, 2013, 2012 and 2011, we generated 90%, 84% and 76% of our revenues, respectively, from clinical diagnostic laboratory customers. Sales to one of these laboratories, Health Diagnostic Laboratory, Inc., accounted for 33%, 32% and 21% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Sales to a second laboratory customer, LabCorp, accounted for 30%, 29% and 33% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
Our current agreements with our laboratory customers do not require them to purchase any minimum quantities of the NMR LipoProfile test. In addition, these customers generally have the right to terminate their respective agreements with us at any time. If any major customer were to terminate its relationship with us, or to substantially diminish its purchases of the NMR LipoProfile test, our revenues could significantly decline or it could adversely impact our revenue growth, which could have a material adverse effect on the Company’s business, financial condition or results of operations.
In mid-March 2014, HDL Inc. announced its own LDL-P test and began making the test available to its customers. We believe our NMR LipoProfile test has significant advantages over HDL Inc.'s non-FDA cleared test and that it is critical that physicians are able to differentiate with certainty which test result they are receiving. We plan to aggressively market to physicians the advantages of our NMR LipoProfile test, the only FDA-cleared test that quantifies the number of LDL-P, versus the HDL Inc. laboratory-developed test (LDT) that has not demonstrated clinical efficacy nor undergone the rigor of an FDA-clearance process. Accordingly, on March 28, 2014, we notified HDL Inc. that we were terminating our agreement with HDL Inc. effective June 26, 2014. Over time, we believe that we will be able to mitigate the effects of loss of revenues from HDL Inc. through our relationships with other national, regional and local labs and by alerting physicians to use clinical laboratory customers that offer the FDA-cleared NMR LipoProfile test. However, in the short and medium term, we expect our revenues to be impacted negatively, potentially significantly so.
We have incurred losses and anticipate incurring continuing losses.
We have incurred significant losses since our inception. As of December 31, 2013, we had an accumulated deficit of $60.5 million. We anticipate experiencing losses for the next few years as we incur additional expenses related to our research and development programs, our sales and marketing efforts, and our general and administrative expenses.
To become and remain profitable, we must succeed in increasing sales of our NMR LipoProfile test and/or develop and commercialize new tests with significant market potential, and place the Vantera system in third-party clinical diagnostic laboratories. We may never succeed in these activities and may never generate revenues that are sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable would likely depress the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our business strategy.
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
In 2013, our sales force expansion did not result in the growth we previously anticipated. We believe our current sales and marketing operations must improve in order to achieve the level of market awareness and sales required for us to attain significant commercial success for our NMR LipoProfile test, to expand our geographic presence and to successfully commercialize any other diagnostic tests we may develop.
We have limited experience in placing and servicing the Vantera system in third-party clinical diagnostic laboratories for commercial purposes. We may also face competition from other companies in the industry in which we operate, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel on a timely basis, or at all, our business will suffer.
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
The diagnostic and pharmaceutical industries feature changing technology and other innovations that could make our current test or the tests we are developing obsolete or less competitive unless we continue to develop and manufacture new and improved tests and pursue new market opportunities.
The diagnostic and pharmaceutical industries are characterized by technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of our expertise or in areas that have unproven market demand, and the utility and value of new tests that we develop may not be accepted in the market. Our inability to gain market acceptance of new tests could harm our future operating results. Further, if new research or clinical evidence or economic comparative evidence arises that supports a different marker for CHD risk, demand for our test could decline.
Our NMR LipoProfile test competes with other diagnostic testing methods that may be more widely available than our test.
The clinical diagnostics market is highly competitive, and we must be able to compete effectively against existing and future competitors in order to be successful. In selling our NMR LipoProfile test, we compete primarily with existing diagnostic, detection and monitoring technologies, particularly the conventional lipid panel test, which is relatively inexpensive, widely reimbursed and broadly accepted as an effective test for managing the risk of developing cardiovascular disease. We also compete against companies that offer other methods for directly or indirectly measuring cholesterol concentrations, lipoproteins or lipoprotein particles. It is possible that other competing tests could be perceived by clinicians as more cost-effective than our test in providing information useful in managing CHD risk. In addition, some competitors offering these competing technologies may have longer operating histories, better name recognition and greater financial, technical, sales, marketing, distribution and public relations resources than we have. They may also have more experience in research and development, regulatory matters, manufacturing and marketing than we do, and may have established broad third-party reimbursement for their tests. If we do not compete successfully, we will not be able to increase our market share and our business will be seriously harmed.
Even though the Vantera system has received regulatory clearance in the United States, if laboratories are not receptive to placement of the Vantera system at their facilities, or if we do not receive regulatory clearance of the Vantera system in other jurisdictions, our growth strategy may not be successful.
An element of our strategy is to place the Vantera system, our next-generation automated clinical NMR analyzer, on site with certain selected clinical diagnostic laboratory customers to broaden access to our technology and increase demand for our NMR LipoProfile test and any future diagnostic tests that we may develop. Although we received clearance from the FDA to perform the FDA-cleared measurements of the NMR LipoProfile test using the Vantera system in August 2012, we may not receive regulatory clearance for the commercial use of the Vantera system in other countries on a timely basis, or at all. Even though the Vantera clinical analyzer is cleared by the FDA, clinical diagnostic laboratories may be unwilling or unable to accept the placement of the Vantera system for any reason, or these laboratories may not be satisfied with the Vantera system after it is placed in their facilities. If clinical diagnostic laboratories do not accept the placement of the Vantera system in their facilities, our ability to grow our business by deploying the Vantera system could be compromised.

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
We are currently aware of only one other primary supplier of NMR spectrometers. In the event it is necessary or desirable to acquire NMR spectrometers from another supplier, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our current analyzers or the Vantera system to work with the spectrometers provided by another company.
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
Our transition to a new chief executive officer could be disruptive to our business, and our inability to attract, hire or retain other key personnel could also slow our growth and prevent us from successfully executing our business strategy.

On January 22, 2014, we announced that Howard B. Doran was appointed President and Chief Executive Officer and as a member of the board of directors, effective February 3, 2014.

Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. If we cannot effectively transition Mr. Greczyn's interim President and Chief Executive Officer's roles and responsibilities to Mr. Doran, it could make it more difficult to successfully operate our business and pursue our business goals.

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
During the past several years, we have significantly expanded our operations. Our growth has placed and will continue to place a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, our operating costs may escalate even faster than planned, and some of our internal systems may need to be enhanced or replaced. If we cannot effectively manage our expanding operations and our costs, we may not be able to continue to grow or we may grow at a slower pace and our business could be adversely affected.
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
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price.
Effective internal controls are necessary for us to provide reliable financial reports and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.
Testing and maintaining internal controls can divert our management's attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities and investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.
If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.
In December 2012, we entered into a credit facility with Oxford Finance and Square 1. The facility consists of a total of $16 million in term loans and a $6 million revolving line of credit. The term loans are payable in monthly installments of interest only through January 2015 and then principal and interest thereafter in monthly installments through July 2017. The line of credit matures in February 2015. Borrowings under our credit facility are secured by substantially all of our tangible assets. The covenants set forth in the loan and security agreement require, among other things, that we maintain a specified liquidity ratio, measured monthly, that begins at 1.25 and is reduced to 1.0 over the term of the facility. Our liquidity ratio was approximately 4.8 as of December 31, 2013. The covenants also require that we maintain a minimum trailing 12 month revenue level for 2014, measured monthly, that begins at $50 million and is reduced to $45 million by the end of 2014. We are currently in compliance with all covenants under this credit facility, as modified. However, if we fail to comply with the covenants and our other obligations under the credit facility, the lenders would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.

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
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes. As of December 31, 2013, our available federal net operating losses, or NOLs, and federal research and development tax credits totaled $48.3 million. In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. Future changes in our stock ownership, some of which are outside of our control, could result in additional ownership changes under Section 382. We are unable to predict the future ownership and other variables considered by, and elections available pursuant to, Section 382 for determining the usability of our net operating losses. We may not be able to utilize a material portion of our NOLs, even if we attain profitability.
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
Risks Related to Billing, Coverage and Reimbursement for Our Tests
Health insurers and other third-party payors may decide not to cover, or may discontinue reimbursing, our NMR LipoProfile test or any other diagnostic tests we may develop in the future, or they may provide inadequate reimbursement, which could jeopardize our ability to expand our business and achieve profitability.
Our business is impacted by the level of reimbursement for our NMR LipoProfile test from third-party payors.
The Centers for Medicare and Medicaid Services, or CMS, under the U.S. Department of Health and Human Services, or HHS, establishes reimbursement payment levels and coverage rules for Medicare. CMS currently covers our NMR LipoProfile test, although the reimbursement payment level under CMS fee schedules may change from time to time. In recent years, payments under these fee schedules have decreased at times and may decrease more in the future. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our tests to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained.
We cannot predict whether or when third-party payors will cover our tests or offer adequate reimbursement to make them commercially attractive. Clinicians or patients may decide not to order our tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient. If CMS or other third-party payors decide not to cover our diagnostic tests, place significant restrictions on the use of our tests, or offer inadequate payment amounts, our ability to generate revenue from our diagnostic tests could be limited and our business could be materially adversely affected.

Payors may stop paying for out test for laboratories that are out-of-network. Certain payors have recently begun asking physicians not to use out of network services due to the typically higher costs and instead use in-network laboratory services. In addition, relative to laws requiring that laboratories bill co-pays and deductibles on tests directly to patients, the level of enforcement varies among states, with some states aggressively enforcing such laws. Additionally some payors are revising their medical policies to specifically decline coverage for certain test panels offered by out-of-network laboratories for cardiovascular risk assessment. The NMR LipoProfile test has been incorporated in some of these panels and potentially such revisions could result in decreased utilization by physicians.

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
Billing by third-party clinical diagnostic laboratories that are considering the placement of the Vantera system in their facilities is also complex. These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect the rate of adoption of the Vantera system and the NMR LipoProfile test, which would cause our revenues, cash flow and profitability, to suffer.

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
While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs, all of which impact the medical device industry. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted.
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

A significant amount of our technology, especially regarding algorithmic processes used in the NMR LipoProfile test, is unpatented. Additionally, some of the technology used in our Vantera system is unpatented. As a result, we are dependent to a significant degree upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We also rely on copyrights and trademarks and confidentiality, licenses and invention assignment agreements to protect our intellectual property rights, as well as, to a more limited extent, patents.

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
The regulation of diagnostic tests classified as LDTs may become more stringent in the future. The FDA continues to have on-going dialogue with industry representatives regarding its current policy of enforcement discretion and has been drafting an oversight framework for LDTs. We cannot predict the extent of the FDA's future regulation and policies with respect to LDTs and there can be no assurance that the FDA will not require us to obtain premarket clearance or approval for some or all of the non-FDA cleared portions of our NMR LipoProfile test report. If the FDA imposes significant changes to the regulation of LDTs, or if Congress were to pass legislation that more actively regulates LDTs and in vitro diagnostic tests, it could restrict our ability to provide the portions of our test that are not cleared by the FDA or potentially delay the launch of future tests.
While we believe that we are currently in material compliance with applicable laws and regulations relating to LDTs, we cannot assure you that the FDA or other regulatory agencies, or third-party laboratories, would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violation of these laws, could hurt our business and our reputation. A significant change in any of these laws, or the FDA's interpretation of the scope of its enforcement discretion, could have a material adverse effect on our business or require us to make costly changes to our business model in order to maintain compliance with these laws.
If we are unable to obtain the required clearance of the currently non-cleared portions of our test from the FDA, third-party clinical diagnostic laboratories may be less willing to accept the Vantera system in their facilities.
We have now submitted two 510(k) premarket notifications to the FDA in an attempt to obtain clearance for our HDL-P test. The first was submitted in March 2011 and second submitted December 2012 with both being voluntarily withdrawn due to FDA concerns regarding the clinical studies. In both submissions, LipoScience used retrospective studies sponsored by third parties to support clinical utility, and with both submissions the FDA has expressed concerns with the study designs. These concerns included not following the current definition of myocardial infarction, having a very selective population relative to the studies, and/or inadequate statistical power within the study. At the present time, we cannot provide a timeline for resubmission but are continuing to have on-going discussions with the FDA. There can be no assurance, however, that we will ever obtain clearance of the HDL-P test, or that the intended use or claims that may be cleared by the FDA in our 510(k) premarket notification for the HDL-P test will not be substantially reduced. We have not yet sought FDA clearance for any other LDTs but currently intend to do so for some of these non-cleared portions of our test. If FDA clearance of approval of the HDL-P test or other non-cleared portions of our test is delayed or does not occur, clinical diagnostic laboratories may be less willing to accept or reduce utilization of the Vantera system in their facilities. In the event we were to not receive clearance for HDL-P or these other tests, we would plan to continue to offer them as LDTs.

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
The government has made enforcement of the false claims, anti-kickback, physician self-referral and various other fraud and abuse laws a priority. In many instances, private whistleblowers also are authorized to seek enforcement of these laws even if government authorities choose not to do so. Several clinical diagnostic laboratories and members of their management have been the subject of this enforcement scrutiny, which has resulted in significant civil and criminal settlement payments. In most of these cases, private whistleblowers brought the allegations to the attention of federal enforcement agencies. The risk of our being found in violation of these laws and regulations is increased by the fact that some of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. These laws include:

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

Our compliance program has not eliminated all risks related to these laws. Any finding of our noncompliance with applicable laws and regulations could subject us to a variety of penalties and other sanctions, the imposition of any of which could have a material adverse effect on us and our business. In addition, whether or not we are found to be in non-compliance with any applicable laws, we could incur significant expense in responding to or resolving any such inquiries, investigations or actions and we could be required to modify our business practices in a way that adversely affects our business.

As previously disclosed, in 2011 we became aware of a practice engaged in by our sales force (giving gift cards in small denominations to staff in doctors' offices or to employees of our laboratory partners) that potentially implicated the fraud and abuse laws. An outside investigation concluded that there was no evidence of willful wrongdoing by any of our employees, but did conclude that our internal policies and communications provided inconsistent guidance on the use of gift cards. We subsequently revised our internal policies to eliminate any inconsistencies, and we have been taking and are continuing to take additional steps to strengthen our compliance activities. Among other things, we have adopted a new policy on interactions with healthcare professionals, which is based on the Code of Ethics on Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association, or AdvaMed, a leading medical technology association.

We voluntarily disclosed the gift card issue to relevant regulatory authorities including the U.S. Attorney's Office in Raleigh, North Carolina and the Office of Inspector General of HHS. On July 5, 2012, we entered into a settlement agreement with the OIG to settle this matter for a payment of approximately $150,000. We neither admitted nor denied any wrongdoing in connection with this settlement.

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
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise may dilute our current stockholders.
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
As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming, expensive and may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. As an “emerging growth company” under the JOBS Act, we may take advantage of certain temporary exemptions from some of the reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. We cannot predict or estimate the amount of additional costs we may incur as a result of our status as a public company and our loss of the "emerging growth company" exemption or the timing of such costs.

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
The following table sets forth the range of high and low sales prices per share on the NASDAQ Stock Market for our common stock for the periods indicated since January 25, 2013.

Fiscal Year Ended December 31, 2013	High	Low
First Quarter (from January 25, 2013)	$11.84	$9.07
Second Quarter	10.50	5.55
Third Quarter	7.37	4.71
Fourth Quarter	5.19	3.50
On March 25, 2014, the closing price for our common stock as reported on the NASDAQ Global Market was $3.91 per share.

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
Stockholders
As of March 25, 2014, there were 197 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Performance Graph
The following graph compares cumulative total shareholder return on our common stock from January 25, 2013 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2013, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Global Market Index. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The graph assumes that $100 was invested at the market close on January 25, 2013 in our common stock (LPDX), the NASDAQ Composite Index and the NASDAQ Global Market Index. Data for the NASDAQ Composite Index and the NASDAQ Global Market Index assume reinvestment of dividends. Measurement points are the last trading day of each respective month.

The stock price performance of the following graph is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

Item 6. Selected Financial Data
The following selected statement of comprehensive (loss) income data and selected balance sheet data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Statement of Comprehensive (Loss) Income Data:
Revenues	$52,383	$54,798	$45,807	$39,368	$34,713
Cost of revenues	10,742	10,060	8,529	8,139	7,792
Gross profit	41,641	44,738	37,278	31,229	26,921
Operating expenses:
Research and development	12,742	10,004	7,808	7,276	6,156
Sales and marketing	27,724	22,402	21,305	15,246	12,990
General and administrative	11,855	10,386	8,550	7,331	7,020
Gain on extinguishment of other long-term liabilities	—	—	—	(2,700)	—
Total operating expenses	52,321	42,792	37,663	27,153	26,166
(Loss) income from operations	(10,680)	1,946	(385)	4,076	755
Total other (expense) income	(1,855)	(696)	(163)	220	(495)
(Loss) income before taxes	(12,535)	1,250	(548)	4,296	260
Income tax (benefit) expense	—	—	—	(16)	2
Net (loss) income	(12,535)	1,250	(548)	4,312	258
Accrual of dividends on redeemable convertible preferred stock	—	—	(613)	(1,040)	(1,040)
Undistributed earnings allocated to participating preferred stockholders	—	(1,004)	—	(2,655)	—
Net (loss) income attributable to common stockholders – basic	(12,535)	246	(1,161)	617	(782)
Undistributed earnings re-allocated to common stockholders	—	113	—	303	—
Net (loss) income attributable to common stockholders – diluted	$(12,535)	$359	$(1,161)	$920	$(782)
Net (loss) income per share attributable to common stockholders – basic	$(0.85)	$0.14	$(0.69)	$0.38	$(0.49)
Net (loss) income per share attributable to common stockholders – diluted	$(0.85)	$0.13	$(0.69)	$0.34	$(0.49)
Weighted average shares used to compute basic net (loss) income per share attributable to common stockholders	14,819,787	1,715,408	1,674,018	1,611,843	1,596,920
Weighted average shares used to compute diluted net (loss) income per share attributable to common stockholders	14,819,787	2,814,323	1,674,018	2,713,770	1,596,920
Comprehensive (loss) income	$(12,535)	$1,250	$(548)	$4,312	$258

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$49,574	$24,768	$12,483	$11,058	$12,045
Accounts receivable, net	5,821	5,149	5,626	4,194	3,363
Total assets	71,998	47,679	28,117	20,141	19,509
Revolving line of credit	—	5,000	—	—	—
Long-term debt	15,816	15,708	6,000	1,200	3,000
Preferred stock warrant liability	—	412	229	597	1,104
Total liabilities	24,240	29,934	12,025	4,929	10,296
Redeemable convertible preferred stock and convertible preferred stock	—	57,301	57,163	55,845	53,599
Accumulated deficit	(60,528)	(47,993)	(49,243)	(48,695)	(53,007)
Total stockholders’ equity (deficit)	47,758	(39,556)	(41,071)	(40,632)	(44,385)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward‑looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors.”
Overview
We are a clinical diagnostic company pioneering a new field of personalized diagnostics based on NMR technology. Our first diagnostic test, the NMR LipoProfile test, directly measures the number of LDL-P in a blood sample and provides physicians and their patients with actionable information to personalize management of risk for heart disease. Our automated clinical analyzer, the Vantera system, was cleared by the FDA in August 2012 and became commercially available in December 2012. The Vantera system requires no previous knowledge of NMR technology to operate and has been designed to significantly simplify complex technology through ease of use and walk-away automation. We started placing the Vantera system on-site with certain selected clinical diagnostic laboratories as well as leading medical centers and hospital outreach laboratories during the second quarter of 2013, which we believe will facilitate their ability to offer our NMR LipoProfile test and other diagnostic tests that we may develop. We are striving toward our NMR LipoProfile test becoming the preferred choice by physicians for the management of patients with cardiovascular disease. We believe broadening payor coverage of our test, expanding relationships with clinical diagnostic laboratories and our geographic presence, increasing market awareness including pursuing inclusion in treatment guidelines, expanding our menu of personalized diagnostic tests to address a broad range of cardiovascular, metabolic and other diseases and decentralizing our technology where appropriate are key steps toward achieving this goal.
To date, the NMR LipoProfile test has been ordered over 11 million times, including nearly 2 million times during 2012 and approximately 2.1 million times during 2013. The number of NMR LipoProfile tests ordered has continually increased since 2008, with 2013 showing an increase of approximately 6%. The NMR LipoProfile test is reimbursed by a number of governmental and private payors, which we believe collectively represent approximately 150 million covered lives.
We currently perform the vast majority of the NMR LipoProfile tests at our certified and accredited laboratory facilities in Raleigh, North Carolina. We intend to accelerate clinician and clinical diagnostic laboratory adoption of the NMR LipoProfile test and future clinical diagnostic tests by increasing access to our technology platform through strategic placement of the Vantera system in third party clinical diagnostic laboratories. To date, we have placed the Vantera system in a leading medical center as well as certain selected clinical diagnostic laboratories. We are also in discussions with additional laboratory customers that have indicated a similar interest in the placement of the Vantera system in their laboratories. In addition, we have placed the Vantera system in academic and medical research centers that are collaborating with us to further validate the efficacy of our NMR LipoProfile test, and to develop additional high-value diagnostic assays based on NMR technology. We retain full ownership of any Vantera system placed in third-party clinical diagnostic laboratories and remain responsible for support and maintenance obligations. In general, we expect that the number of Vantera system that will be placed in our clinical diagnostic laboratory customers' facilities will depend on their demonstrated annual production volume for the NMR LipoProfile test and their ability to increase demand for our tests.
We believe that the inherent analytical advantages of NMR technology will also allow us to expand our diagnostic test menu. We are currently developing NMR-based diagnostic tests for use in the prediction of diabetes, including the assessment of insulin resistance, and we are investigating opportunities to develop new diagnostic tests for other diseases.
We have incurred significant losses since our inception. As of December 31, 2013, our accumulated deficit was $60.5 million. We expect to incur significant operating losses for the next few years.

Financial Operations Overview
Revenues
Substantially all of our revenues are currently derived from sales of our NMR LipoProfile test to clinical diagnostic laboratories, clinicians and other healthcare professionals for use in patient care. For the years ended December 31, 2013, 2012 and 2011, sales of the NMR LipoProfile test represented approximately 96%, 94% and 93%, respectively, of our total revenues. The remainder of our revenues is derived from contract research arrangements as well as sales of standard analytical chemistry tests, which we refer to as ancillary tests, requested by clinicians in conjunction with our NMR LipoProfile test. Ancillary tests are FDA-approved blood tests that most clinical laboratories can process but that may be ordered from us at the same time as the NMR LipoProfile test for convenience. These tests are not run on our NMR technology platform, but instead are run on a traditional chemistry analyzer.
The following table presents our revenues by service offering and source:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues:
NMR LipoProfile tests	$50,362	$51,759	$42,392
Ancillary tests	869	1,712	2,178
Research contracts	1,152	1,327	1,237
Total revenues	$52,383	$54,798	$45,807
Our revenues are driven by both test volume and the average selling price of our NMR LipoProfile test. For the year ended December 31, 2013, we generated 90% of our total revenues from clinical diagnostic laboratory customers. We expect to continue to increase the proportion of NMR LipoProfile tests performed through clinical diagnostic laboratories, both under Vantera system placement arrangements and arrangements under which we perform the test for them at our own facility, as compared to our direct distribution channel in which clinicians order the test directly from us. The average selling price of our tests sold to these laboratories is less than that for tests we sell directly to clinicians, and therefore we expect that our overall average selling price will continue to decline in the future. For direct sales, the price we ultimately receive depends upon the level of reimbursement we receive from Medicare or commercial insurance carriers. Clinical diagnostic laboratories purchase our test at prices that we negotiate with them, which will continue to be the case for NMR LipoProfile tests performed using the Vantera system, whether the analyzer is located on-site at the customer's laboratory or at our own facility. Our clinical diagnostic laboratory customers are responsible for obtaining reimbursement from third-party payors or directly from patients.
We expect declines in our average selling price to continue as we place additional Vantera system in third-party laboratories, as the price we receive for a test performed on-site at third-party laboratories using the Vantera system will generally be less than the price for the same test performed at our own facility. Our business model contemplates that this decline in average selling price due to changes in the channel mix will be offset by increases in test volumes, if demand for our test increases through growth with our clinical diagnostic laboratory customers.
Over the next 12 to 24 months, we expect that additional Vantera system placements may be with our existing clinical diagnostic laboratory customers. As a result, we may see some decrease in the proportion of NMR LipoProfile tests we performed at our existing laboratory facility for these laboratory customers as compared to tests performed at our customers' facilities using the Vantera system. We expect that any reduced volume in the number of tests performed at our facility for customers with a Vantera clinical analyzer on-site may be partially offset by growth in NMR LipoProfile tests orders from new clinical diagnostic laboratory customers who may not initially meet our test volume criteria for the Vantera system placement or who may choose to continue to send the test to our existing laboratory facility. In addition, we started deploying the Vantera system in our facility and replacing our existing NMR clinical analyzers to perform NMR LipoProfile tests.
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
Cost of Revenues and Gross Margin
Cost of revenues consists of direct labor expenses, including employee benefits and stock-based compensation expenses, cost of laboratory supplies, freight costs, depreciation of laboratory equipment, leasehold improvements, royalties paid under license agreements and certain allocated overhead expenses. Since the Vantera system became commercially available in December 2012, our placement costs and associated service and maintenance support have been included in cost of revenues. We expect these expenses to increase in absolute dollars as we support our customers' use of the Vantera system, although we expect these increased expenses to be offset by increased revenues from additional test volume. Our cost of revenues represented approximately 21%, 18% and 19% during the years ended December 31, 2013, 2012 and 2011, respectively, of our total revenues.
Our gross profit represents total revenues less the cost of revenues, and gross margin is gross profit expressed as a percentage of total revenues. Our gross margins were approximately 79%, 82% and 81% for the years ended December 31, 2013, 2012 and 2011, respectively.
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
As a percentage of total revenues, our research and development expenses represented approximately 24%, 18% and 17% during the years ended December 31, 2013, 2012 and 2011, respectively. We do not expect our overall research and development expenses to increase in absolute dollars in the near term.
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
As a percentage of total revenues, our sales and marketing expenses represented approximately 53%, 41% and 47% during the years ended December 31, 2013, 2012 and 2011, respectively. We are evaluating our projected total sales and marketing expenditures in light of market conditions and recent developments with respect to healthcare reform. We do not, however, expect our sales and marketing costs to increase in absolute dollars in the near term.
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
As a percentage of total revenues, our general and administrative expenses represented approximately 23%, 19% and 19% during the years ended December 31, 2013, 2012 and 2011, respectively. We expect that our general and administrative expenses will increase in absolute dollars in the near term, primarily due to the impact of the medical device excise tax, described below, and the costs of operating as a public company, such as additional legal, accounting and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act of 2002 and investor relations expenses.

Medical Device Excise Tax
In March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, or the PPACA. The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. This tax is applicable to the sales of our NMR LipoProfile test and could adversely affect our results of operations, cash flows and financial condition. Our sales of the NMR LipoProfile test resulted in excise taxes of $1.0 million for the year ended December 31, 2013, which we have recorded in the statements of comprehensive (loss) income as general and administrative expense.
Other Expense
Interest income consists of interest earned on our cash and cash equivalents. During the years ended December 31, 2013, 2012 and 2011, this income has not been material.
Interest expense consists primarily of interest expense on our loan balances and the amortization of debt discounts and debt issuance costs. We amortize both debt discounts and debt issuance costs over the life of the loan and report them as interest expense in our statements of comprehensive (loss) income.
Prior to our IPO, other (expense) income primarily consisted of costs incurred as a result of changes in the fair value of our preferred stock warrant liability. The fair value of preferred stock warrants was re-measured at the end of each reporting period, and changes in fair value were also recognized in other (expense) income. Upon completion of the IPO in January 2013, the preferred stock warrants automatically converted into warrants to purchase common stock and no further changes in fair value were recognized in other (expense) income.
Results of Operations
Comparison of Years Ended December 31, 2013 and 2012
The following table sets forth, for the periods indicated, the amounts of certain components of our statements of comprehensive (loss) income and the percentage of total revenues represented by these items, showing period-to-period changes.

	Year Ended December 31,				Period-to-period change
	2013	% of Revenues	2012	% of Revenues	Amount	Percentage
	(in thousands, except for percentages)
Revenues	$52,383	100.0%	$54,798	100.0%	$(2,415)	(4.4)%
Cost of revenues	10,742	20.5	10,060	18.4	682	6.8
Gross profit	41,641	79.5	44,738	81.6	(3,097)	(6.9)
Operating expenses:
Research and development	12,742	24.3	10,004	18.3	2,738	27.4
Sales and marketing	27,724	52.9	22,402	40.9	5,322	23.8
General and administrative	11,855	22.6	10,386	19.0	1,469	14.1
Total operating expenses	52,321	99.9	42,792	78.1	9,529	22.3
(Loss) income from operations	(10,680)	(20.4)	1,946	3.6	(12,626)	*
Total other expense	(1,855)	(3.5)	(696)	(1.3)	(1,159)	*
(Loss) income before taxes	(12,535)	(23.9)	1,250	2.3	(13,785)	*
Net (loss) income	$(12,535)	(23.9)%	$1,250	2.3%	$(13,785)	*
 * Percentage not meaningful

Revenues
Total revenues decreased by 4.4% to $52.4 million for the year ended December 31, 2013 from $54.8 million for the year ended December 31, 2012. Revenues from sales of our NMR LipoProfile test decreased to $50.4 million for the year ended December 31, 2013 from $51.8 million for the year ended December 31, 2012, resulting from an overall decline in average selling price, which was partially offset by growth in the number of NMR LipoProfile tests sold, particularly to our clinical diagnostic laboratory customers.
The overall number of NMR LipoProfile tests increased by 6.1% to approximately 2,068,000 tests for the year ended December 31, 2013 from approximately 1,949,000 tests for the year ended December 31, 2012. This volume growth reflected the impact of expanded relationships with clinical laboratory customers and greater geographic coverage of our sales force. The overall average selling price of NMR LipoProfile tests decreased 8.3% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease in average selling price was primarily the result of reductions in price for some clinical laboratory customers based on their achievement of higher test volumes set forth in their agreements with us, a reduction in the Medicare reimbursement rate for the NMR LipoProfile test and the continuing shift in channel mix toward high-volume clinical laboratory customers. The percentage of our total NMR LipoProfile tests sold through direct distribution channels decreased from 4.7% for the year ended December 31, 2012 to 2.8% for the year ended December 31, 2013. This continued shift reflects our current strategy of accelerating the adoption of our NMR LipoProfile test through clinical diagnostic laboratories, which we expect will result in fewer tests ordered through direct channels and an overall decrease in average selling price.
Revenues from sales of ancillary tests decreased to $0.9 million for the year ended December 31, 2013 from $1.7 million for the year ended December 31, 2012. The decrease in revenues from these ancillary tests was primarily driven by the shift in testing mix and an overall reduction of reimbursement rates from Medicare. Revenues from our clinical research clients were $1.2 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.
Cost of Revenues and Gross Margin
Cost of revenues increased by 6.8%, to $10.7 million for the year ended December 31, 2013 from $10.1 million for the year ended December 31, 2012. This increase was partially the result of $0.7 million in higher personnel-related costs both in our laboratory operations and associated with the launch of the Vantera system during the year ended December 31, 2013. We experienced higher costs associated with site preparation, instrument installation and customer service support as we prepared for the launch of the Vantera system at third-party customer sites. In addition, we experienced $0.5 million higher allocated expenses due to increases in information technology and facility costs. These increases were partially offset by $0.5 million lower materials and freight costs due to lower negotiated vendor pricing and fewer ancillary tests performed. Gross profit as a percentage of total revenues, or gross margin, decreased to 79.5% for the year ended December 31, 2013 from 81.6% for the year ended December 31, 2012. The decrease we experienced in gross margin resulted primarily from the costs incurred in 2013 associated with building the capabilities to support the placement of the Vantera system at third-party customer sites.
Research and Development Expenses
Research and development expenses increased by 27.4% to $12.7 million for the year ended December 31, 2013 from $10.0 million for the year ended December 31, 2012. This increase was partially the result of $1.2 million in higher salaries and benefits due to increased headcount within our research and development function, including recruiting fees and stock-based compensation expense for equity incentive grants to certain research and development employees. We also experienced a $0.7 million increase in consulting fees for conducting external research and development studies in support of our publication efforts and other engineering projects and $0.8 million in higher allocated expenses due to increases in information technology and facility costs. In addition, we recognized a $0.4 million loss in connection with the sale of a Vantera system to a medical research center for research and development purposes. These increases were partially offset by $0.2 million in lower depreciation expense in 2013. As a percentage of total revenues, research and development expenses increased to 24.3% for the year ended December 31, 2013, as compared to 18.3% for the year ended December 31, 2012.

Sales and Marketing Expenses
Sales and marketing expenses increased by 23.8%, to $27.7 million for the year ended December 31, 2013 from $22.4 million for the year ended December 31, 2012. This increase was primarily due to an increase of $4.6 million in compensation and benefit costs and travel and entertainment-related expenses as a result of the growth and expansion of our sales organization. We also experienced $0.7 million in higher marketing expenses associated with various marketing programs, public relations, medical education, and campaign efforts. As a percentage of total revenues, sales and marketing expenses increased to 52.9% for the year ended December 31, 2013 from 40.9% for the year ended December 31, 2012.
General and Administrative Expenses
General and administrative expenses increased by 14.1%, to $11.9 million for the year ended December 31, 2013 from $10.4 million for the year ended December 31, 2012. The increase was partially the result of $1.4 million in higher professional fees, largely from additional accounting, tax, legal and consulting fees associated with the expansion of our business operations and compliance obligations in connection with becoming a publicly traded company as well as recruitment fees associated with searching for a permanent CEO. In addition to professional fees, we also incurred $1.0 million in tax liability as a result of the new U.S. medical device excise tax that became applicable to sales of the NMR LipoProfile test in January 2013. These increases were offset by the $0.4 million decrease in personnel-related costs, consisting of $1.3 million in lower bonus expense as a result of our financial performance for the year, partially offset by $0.9 million in higher salaries and benefits primarily related to $0.7 million in separation payments to our former CEO and $0.2 million in higher stock-based compensation expense related to equity incentive grants granted to certain employees and directors in 2013
Our bad debt expense decreased by $0.6 million to $0.2 million for the year ended December 31, 2013 from $0.8 million for the year ended December 31, 2012. As a percentage of total revenues, bad debt expense decreased to 0.4% for the year ended December 31, 2013 from 1.5% for the year ended December 31, 2012. The decrease in bad debt expense, both in absolute dollars and as a percentage of total revenues, resulted primarily from the shift of our customer mix toward clinical diagnostic laboratories, from which we typically experience higher collection rates.
As a percentage of total revenues, general and administrative expenses increased to 22.6% for the year ended December 31, 2013, compared to 19.0% for the year ended December 31, 2012.
Other Expense
Other expense increased to $1.9 million for the year ended December 31, 2013 from $0.7 million for the year ended December 31, 2012. The increase was primarily attributable to a $1.4 million increase in interest expense compared to the prior year period, due to higher average principal amounts outstanding on our indebtedness during 2013. This increase was partially offset by a $0.2 million decrease in other expense.

Comparison of Years Ended December 31, 2012 and 2011
The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenues represented by these items, showing period-to-period changes.

	Year ended December 31,				Period-to-period change
	2012	% of Revenues	2011	% of Revenues	Amount	Percentage
	(in thousands, except for percentages)
Revenues	$54,798	100.0%	$45,807	100.0%	$8,991	19.6%
Cost of revenues	10,060	18.4	8,529	18.6	1,531	17.9
Gross profit	44,738	81.6	37,278	81.4	7,460	20.0
Operating expenses:
Research and development	10,004	18.3	7,808	17.0	2,196	28.1
Sales and marketing	22,402	40.9	21,305	46.5	1,097	5.1
General and administrative	10,386	19.0	8,550	18.7	1,836	21.5
Total operating expenses	42,792	78.1	37,663	82.2	5,129	13.6
Income (loss) from operations	1,946	3.6	(385)	(0.8)	2,331	*
Total other expense	(696)	(1.3)	(163)	(0.4)	(533)	*
Income (loss) before taxes	1,250	2.3	(548)	(1.2)	1,798	*
Net income (loss)	$1,250	2.3%	$(548)	(1.2)%	$1,798	*
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
The overall number of NMR LipoProfile tests increased by 29% to approximately 1,949,000 tests for the year ended December 31, 2012 from approximately 1,508,000 tests for the year ended December 31, 2011. The overall average selling price of NMR LipoProfile tests decreased 5.5% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease in average selling price was primarily the result of a continuing shift in channel mix toward clinical laboratory customers. The percentage of our total NMR LipoProfile tests sold through direct distribution channels decreased from 7.9% for year ended December 31, 2011 to 4.7% for the year ended December 31, 2012. This continued shift reflects our current strategy of accelerating the adoption of our NMR LipoProfile test through clinical diagnostic laboratories, which we expect to result in fewer tests ordered through direct channels and an overall decrease in average selling price.
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
Cost of Revenues and Gross Margin
Cost of revenues increased by 17.9%, to $10.1 million for the year ended December 31, 2012 from $8.5 million for the year ended December 31, 2011. This increase resulted primarily from the increase in the number of NMR LipoProfile tests sold to patient care clients during the year ended December 31, 2012. This additional testing volume resulted in increased required personnel, which increased our compensation, benefits and allocated costs. These increases were partially offset by lower material costs due to fewer ancillary tests being performed. Gross profit as a percentage of total revenues, or gross margin, increased to 81.6% for the year ended December 31, 2012 from 81.4% for the year ended December 31, 2011. The improvement we experienced in gross margin resulted primarily from increased sales volume coupled with operating efficiencies in our clinical laboratory.

Research and Development Expenses
Research and development expenses increased by 28.1% to $10.0 million for the year ended December 31, 2012 from $7.8 million for the year ended December 31, 2011. This increase was primarily the result of $1.5 million in higher salaries and benefits, including relocation and recruiting fees, stock-based compensation expense and higher travel-related expenses, as well as associated operational costs, due to increased headcount within our research and development function, and $0.4 million in higher depreciation expense associated with an immaterial correction of an error relating to prior periods during 2012. We also incurred $0.2 million in additional costs associated with contract services for conducting external research and development studies in support for our publication efforts. In addition, we experienced $0.1 million in higher allocated expenses due to increases in information technology and facility costs. As a percentage of total revenues, research and development expenses increased to 18.3% for the year ended December 31, 2012, as compared to 17.0% for the year ended December 31, 2011.
Sales and Marketing Expenses
Sales and marketing expenses increased by 5.1% to $22.4 million for the year ended December 31, 2012 from $21.3 million for the year ended December 31, 2011. This increase reflected an increase of $0.8 million in compensation and benefit costs and travel and entertainment-related expenses as a result of the growth and expansion of our sales organization. In addition, we experienced $0.3 million in higher allocated expenses due to increases in information technology and facility costs. While sales and marketing expenses increased in absolute dollar amounts, they decreased as a percentage of total revenues from 46.5% for the year ended December 31, 2011 to 40.9% for the year ended December 31, 2012.
General and Administrative Expenses
General and administrative expenses increased by 21.5%, to $10.4 million for the year ended December 31, 2012 from $8.6 million for the year ended December 31, 2011. This increase was primarily the result of $1.8 million in higher salaries and benefits, including stock-based compensation expense, from increased headcount within our general and administrative function, and $0.5 million in higher professional fees, largely from additional legal fees associated with the OIG gift card matter and the DOJ investigation and additional expenses associated with expanded compliance efforts. We incurred $0.4 million in legal and accounting expenses in 2012 in connection with the OIG gift card matter. In addition, we experienced $0.3 million in higher allocated expenses due to increases in information technology and facility costs. This increase was partially offset by $0.2 million in lower spending associated with contract services due to lower utilization of external consultants within our finance department and a $0.6 million reduction in bad debt expense.
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
As a percentage of total revenues general and administrative expenses increased to 19.0% for the year ended December 31, 2012, compared to 18.7% for the year ended December 31, 2011.
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
As of December 31, 2013, the term loans from Oxford Finance had an outstanding balance of $9.9 million, net of debt discount in the amount of $0.1 million, and the term loan from Square 1 had an outstanding balance of $5.9 million, net of debt discount in the amount of $52,000. As of December 31, 2013, we did not have any outstanding borrowings under the revolving line of credit.
Borrowings under the credit facility are secured by substantially all of our assets other than our intellectual property. The covenants set forth in the loan and security agreement require, among other things, that we maintain a specified liquidity ratio, measured monthly, that begins at 1.25 and is reduced to 1.0 over the term of the facility. Our liquidity ratio was approximately 4.8 as of December 31, 2013. We entered into a second amendment to our loan agreement, effective as of October 31, 2013, that also required us to achieve minimum annual revenue levels for 2013 of at least $50 million. We are currently in compliance with all covenants under this credit facility, as modified. However, if we fail to comply with the covenants and our other obligations under the credit facility, the lenders would be able to accelerate the required repayment of amounts due under the loan and security agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.
As of December 31, 2013, we were required only to make interest payments on the term loans through January 2014, and then repayments of principal and interest amounts due under the term loans through July 2016. In January 2014, we entered into to a third amendment to our loan agreement, under which we are required only to make interest payments on the term loans through January 2015, and then repayments of principal and interest amounts due under the term loans will continue in monthly installments through July 2017. The revolving line of credit matures in February 2015. Under this third amendment, we must maintain a minimum revenue level for 2014 measured monthly on a trailing 12 months basis, that begins at $50 million and is reduced to $45 million through December 2014.

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
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$49,574	$24,768	$12,483
Accounts receivable, net	5,821	5,149	5,626

Operating activities	$(10,206)	$7,597	$96
Investing activities	(4,677)	(8,127)	(2,168)
Financing activities	39,689	12,815	3,497
Net increase in cash and cash equivalents	$24,806	$12,285	$1,425
Our cash and cash equivalents at December 31, 2013, 2012 and 2011 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.
Restricted cash, which totaled $0.5 million at December 31, 2013 and $1.5 million at December 31, 2012 and 2011, is not included in cash and cash equivalents. Restricted cash consists primarily of money market funds that secure letters of credit related to operating leases for our office and laboratory space.
Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Operating Activities
Net cash used in operating activities was $10.2 million during the year ended December 31, 2013, which included a net loss of $12.5 million partially offset by net non-cash items of $3.6 million. Non-cash items for the year ended December 31, 2013 consisted primarily of depreciation and amortization expense of $1.6 million and stock-based compensation expense of $1.4 million and loss on sale of equipment of $0.4 million. We also had a net cash outflow from changes in operating assets and liabilities of $1.3 million during the year ended December 31, 2013. The significant items in the changes in operating assets and liabilities included an increase of $0.7 million in accounts receivable and a decrease of $0.5 million in accounts payable and accrued liabilities. The increase in accounts receivable was due primarily to the timing of collections. The decrease in accounts payable and accrued expenses was due primarily to the timing of disbursements.

Net cash provided by operating activities was $7.6 million during the year ended December 31, 2012, which included net income of $1.3 million and net non-cash items of $2.7 million. Non-cash items for the year ended December 31, 2012 consisted primarily of depreciation and amortization expense of $1.3 million, stock-based compensation expense of $1.2 million and $0.1 million in expense incurred due to changes in the fair value of our preferred stock warrant liability. We also had a net cash inflow of $3.7 million from changes in operating assets and liabilities during the year. The significant items in the changes in operating assets and liabilities included a decrease in accounts receivable of $0.5 million, an increase of $1.2 million in accounts payable and accrued liabilities and an increase of $2.3 million in other long-term liabilities, offset by an increase of $0.1 million in inventories and $0.1 million in prepaid expenses. The decrease in accounts receivable was due primarily to the timing of collections. The increase in accrued expenses during 2012 was due to higher expected bonus and commission payouts based on performance against target goals and increased spending associated with our initial public offering. The increase in other long-term liabilities consisted primarily of deferred rent due to tenant allowances related to our facility lease.
Net cash provided by operating activities was $0.1 million during the year ended December 31, 2011, which included net loss of $0.5 million, partially offset by net non-cash items of $1.0 million. Non-cash items for the year ended December 31, 2011 consisted primarily of depreciation and amortization expense of $0.5 million and stock-based compensation expense of $0.7 million, a $0.1 million loss on extinguishment of debt, offset by a $0.3 million decrease in the fair value of our preferred stock warrant liability. We also had a net cash outflow from changes in operating assets and liabilities of $0.3 million during the year. The significant items in the changes in operating assets and liabilities included an increase of $1.4 million in accounts receivable, an increase of $0.1 million in prepaid expenses and a decrease of $0.1 million in other long-term liabilities, offset by an increase of $1.3 million in accounts payable and accrued liabilities. The increase in accounts receivable was due primarily to the growth in our revenues. The increase in accounts payable during 2011 was due to higher expected bonus and commission payouts based on performance against target goals and increased spending associated with our initial public offering.
Investing Activities
Net cash used in investing activities was $4.7 million, $8.1 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amounts related primarily to purchases of property and equipment and costs associated with maintaining our patent and trademark portfolio. The purchases of property and equipment during the year ended December 31, 2013 consist primarily of $2.1 million in leasehold improvements related to our facilities, computer and furniture for general office use due to increased headcount as well as IT equipment used in test production. In addition, we incurred $2.5 million in hardware component purchases and associated installation costs from third-party manufacturers for the Vantera system not yet put into service. The purchases of property and equipment during the year ended December 31, 2012 consist primarily of $6.1 million of hardware components purchased from third-party manufacturers and enhanced IT infrastructure for the Vantera system not yet put into service, and $1.8 million in facility renovation. The purchases of property and equipment during the year ended December 31, 2011 were primarily for hardware components purchased from third-party manufacturers for the Vantera system not yet put into service. The capitalized patent and trademark costs during years ended December 31, 2013, 2012 and 2011 were primarily for pending domestic and international patent applications and prosecution.
Financing Activities
Net cash provided by financing activities was $39.7 million during the year ended December 31, 2013, consisting primarily of net proceeds from issuance of common stock in connection with our IPO of $47.3 million, net of $4.4 million of underwriting discounts and commissions, cash inflows from changes in restricted cash for operating lease of $1.0 million, and net proceeds from exercise of stock options and warrants of $1.6 million, partially offset by Series F accrued dividend payments of $5.2 million and repayment in full of our revolving line of credit in the amount of $5.0 million.
Net cash provided by financing activities was $12.8 million during the year ended December 31, 2012, consisting primarily of proceeds from borrowings under the revolving line of credit of $8.5 million and long-term debt of $16.0 million, and net proceeds from exercises of stock options and warrants of $0.2 million, partially offset by cash outlays of $1.1 million for tax withholding paid on behalf of certain employees in connection with the net exercise of stock options, deferred offering costs of $1.0 million in connection with our IPO, debt discount of $0.1 million, deferred financing costs of $0.1 million and repayment of the revolving line of credit of $3.5 million and long-term debt of $6.0 million.
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

Operating and Capital Expenditure Requirements
We expect to incur substantial operating losses in the future and expect that our operating expenses will increase as we continue to broaden medical policy coverage, expand our geographic presence and increase our marketing efforts to drive market adoption of the NMR LipoProfile test, commercially launch our Vantera system and develop additional diagnostic tests. Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, capital expenditures, working capital, debt service and general corporate expenses.
We believe our current cash and cash equivalents balances, which include the net proceeds from our IPO, and interest income we earn on these balances, together with the available borrowing capacity under our credit facilities, will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we continue to execute on our strategy to broaden medical policy coverage, expand our geographic presence and grow our customer base. As sales of our NMR LipoProfile test grow, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.
If our cash balances are insufficient to satisfy our liquidity requirements, we may seek to sell common or preferred equity or convertible debt securities or enter into additional credit facilities or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders, and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.
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

Contractual Commitments and Obligations

We have contractual obligations for non-cancelable office space and office equipment operating leases, purchase obligations, as well as our credit facilities with Oxford Finance and Square 1. The following table discloses aggregate information about material contractual obligations and periods in which payments are due as of December 31, 2013. Future events could cause actual payments to differ from these estimates.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Principal repayments on term loans (2)	$16,000	$—	$11,921	$4,079	$—
Interest payments on term loans (1) (2)	4,245	1,520	2,035	690	—
Operating lease obligations	11,513	1,239	2,582	2,383	5,309
Purchase obligations	2,817	2,817	—	—	—
Total	$34,575	$5,576	$16,538	$7,152	$5,309

(1)	Assumes that there is no prepayment of principal balance during the term of the loan.
(2) On January 19, 2014, we entered into a third amendment to our loan agreement, which extended our monthly installments of interest only through January 2015, after which we have monthly installments of principal and interest thereafter through July 2017. This amendment is reflected in the table above.

Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
We believe that of our significant accounting policies, which are described in Note 1 to our financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity. A critical accounting policy is one that is both material to the preparation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations:

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
 Accounts Receivable
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
Stock-Based Compensation
We account for stock-based compensation arrangements with our employees and non-employee directors using a fair value method, which requires us to recognize compensation expense for costs related to all stock-based payments, including stock options and restricted stock units. The fair value method requires us to estimate the fair value of stock options on the date of grant using an option pricing model. The fair value of restricted stock units is estimated based on the closing price of our stock on the date of grant, and for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award.
We estimate the fair value of stock-based compensation awards using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. As a new public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies within the diagnostic industry, or guideline peer group, for which the historical information is available. When selecting the public companies within the diagnostic industry, we selected companies with comparable characteristics to us, including enterprise value and financial leverage, and removed companies with significantly higher enterprise values, lower risk profiles or established positions within the industry. We also selected companies with historical share price volatility information sufficient to meet the expected life of our stock options. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock options.
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
For the years ended December 31, 2013, 2012 and 2011, we estimated the fair value of stock options at their grant dates using the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	0.8%	2.0%
Expected volatility	45.5%	50.0%	50.3%
Expected life (in years)	5.8	5.6	5.6
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
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2013, we had a full valuation allowance against all of our deferred tax assets.
We have adopted authoritative guidance to account for uncertain tax positions. None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits relating to tax positions existing at December 31, 2013 will significantly increase or decrease in the next 12 months.
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

As of December 31, 2013, we had federal net operating loss carryforwards, state net operating loss carryforwards and research and development credit carryforwards of $45.6 million, $41.4 million, and $2.7 million, respectively. Our federal and state net operating loss carryforwards included $3.3 million of excess tax benefits related to deductions from the exercise of nonqualified stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. The federal and state net operating loss carryforwards and the research and development credit carryforwards will continue to partially expire in 2015. We analyzed our filing positions in all significant federal, state and foreign jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, we are no longer subject to U.S. Federal and state and local tax examinations by tax authorities for years prior to 2010, although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period.
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
Interest Rate Sensitivity
Cash and Cash Equivalents. As of December 31, 2013, we had cash and cash equivalents of $49.6 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested in interest-bearing certificates of deposit and money market funds. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation and mainly consists of investments with short maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
Term Loans and Line of Credit. Our primary exposure to market risk is interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates. Under our current credit facility, our term loans carry a fixed interest rate of 9.5%, while advances under the line of credit carry a variable interest rate equal to the greater of 6.25% or Square 1's prime rate plus 3.0%. On March 29, 2013, we paid off the outstanding balance under the revolving line of credit. As of December 31, 2013, we had debt obligations of $15.8 million consisting of term loans under our credit facilities with Oxford Finance and Square 1. Since the interest rate on our term loans is fixed, we are not exposed to market risk from changes in interest rates as it relates to this interest-bearing obligation. We have not entered into, and do not expect to enter into, hedging arrangements.
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

Item 8. Financial Statements
LipoScience, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LipoScience, Inc.
We have audited the accompanying balance sheets of LipoScience, Inc. as of December 31, 2013 and 2012, and the related statements of comprehensive (loss) income, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LipoScience, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 28, 2014

LipoScience, Inc.
Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$49,574	$24,768
Accounts receivable, net	5,821	5,149
Inventories	224	125
Prepaid expenses and other	972	719
Total current assets	56,591	30,761
Property and equipment, net	13,955	11,493
Other noncurrent assets:
Restricted cash	502	1,505
Intangible assets, net of accumulated amortization of $125 and $147 at December 31, 2013 and 2012, respectively	841	637
Deferred financing costs	64	100
Deferred offering costs	—	3,151
Other assets	45	32
Total other noncurrent assets	1,452	5,425
Total assets	$71,998	$47,679
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,045	$1,003
Accrued expenses	3,744	5,349
Revolving line of credit	—	5,000
Long-term debt reclassified to current	15,816	—
Total current liabilities	21,605	11,352
Long-term liabilities:
Long-term debt	—	15,708
Preferred stock warrant liability	—	412
Other long-term liabilities	2,635	2,462
Total liabilities	24,240	29,934
Redeemable Convertible Preferred Stock:
Series D, D-1, E and F Redeemable Convertible Preferred Stock, par value $.001; 15,216,336 shares designated and 11,205,672 issued and outstanding at December 31, 2012; aggregate liquidation preference of $51,695	—	57,301
Total Redeemable Convertible Preferred Stock	—	57,301
Stockholders’ equity (deficit):
Series A, A-1, B, B-1, C and C-1 Convertible Preferred Stock, par value $.001; 3,428,677 shares designated and 1,687,010 shares issued and outstanding at December 31, 2012; aggregate liquidation preference of $7,472	—	1
Common stock, $.001 par value; 75,000,000 and 90,000,000 shares authorized at December 31, 2013 and 2012, respectively; 15,188,861 and 1,894,277 shares issued and outstanding at December 31, 2013 and 2012, respectively	15	2
Additional paid-in capital	108,271	8,434
Accumulated deficit	(60,528)	(47,993)
Total stockholders’ equity (deficit)	47,758	(39,556)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$71,998	$47,679

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011

Revenues	$52,383	$54,798	$45,807
Cost of revenues	10,742	10,060	8,529
Gross profit	41,641	44,738	37,278
Operating expenses:
Research and development	12,742	10,004	7,808
Sales and marketing	27,724	22,402	21,305
General and administrative	11,855	10,386	8,550
Total operating expenses	52,321	42,792	37,663
(Loss) income from operations	(10,680)	1,946	(385)
Other expense:
Interest income	93	13	13
Interest expense	(1,942)	(540)	(350)
Loss on extinguishment of long-term debt	—	—	(59)
Other (expense) income	(6)	(169)	233
Total other expense	(1,855)	(696)	(163)
Net (loss) income	(12,535)	1,250	(548)
Accrual of dividends on redeemable convertible preferred stock	—	—	(613)
Undistributed earnings allocated to participating preferred stockholders	—	(1,004)	—
Net (loss) income attributable to common stockholders—basic	(12,535)	246	(1,161)
Undistributed earnings re-allocated to common stockholders	—	113	—
Net (loss) income attributable to common stockholders—diluted	$(12,535)	$359	$(1,161)
Net (loss) income per share attributable to common stockholders—basic	$(0.85)	$0.14	$(0.69)
Net (loss) income per share attributable to common stockholders—diluted	$(0.85)	$0.13	$(0.69)
Weighted average shares used to compute basic net (loss) income per share attributable to common stockholders	14,819,787	1,715,408	1,674,018
Weighted average shares used to compute diluted net (loss) income per share attributable to common stockholders	14,819,787	2,814,323	1,674,018
Comprehensive (loss) income	$(12,535)	$1,250	$(548)

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible
	Series D, D-1, E and F		Convertible Series A, A-1, B, B-1,				Additional		Total
	Preferred Stock		C and C-1 Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2010	11,086,581	$55,843	1,687,010	$1	1,625,333	$2	$8,060	$(48,695)	$(40,632)
Issuance of shares of common stock under equity incentive plans and warrant agreements	101,150	440	—	—	70,152	0	186	—	186
Reclassification of preferred stock warrant liabilities to redeemable convertible preferred stock upon exercises	—	152	—	—	—	—	—	—	—
Accretion on redeemable convertible preferred stock	—	115	—	—	—	—	(115)	—	(115)
Accrual of Series F dividends	—	613	—	—	—	—	(613)	—	(613)
Stock-based compensation expense	—	—	—	—	—	—	651	—	651
Net loss	—	—	—	—	—	—	—	(548)	(548)
Balance at December 31, 2011	11,187,731	57,163	1,687,010	1	1,695,485	2	8,169	(49,243)	(41,071)
Issuance of shares of common stock under equity incentive plans and warrant agreements, net of withholding for employee taxes	17,941	138	—	—	198,792	0	(925)	—	(925)
Stock-based compensation expense	—	—	—	—	—	—	1,190	—	1,190
Net income	—	—	—	—	—	—	—	1,250	1,250
Balance at December 31, 2012	11,205,672	57,301	1,687,010	1	1,894,277	2	8,434	(47,993)	(39,556)
Issuance of common stock	—	—	—	—	5,750,000	6	51,744	—	51,750
Stock issuance costs	—	—	—	—	—	—	(7,396)	—	(7,396)
Conversion of preferred stock to common stock	(11,205,672)	(52,101)	(1,687,010)	(1)	6,994,559	7	52,096	—	52,102
Conversion of preferred warrants to common stock	—	—	—	—	—	—	410	—	410
Payments of Series F redeemable convertible preferred stock accrued dividends	—	(5,200)	—	—	—	—	—	—	—
Issuance of shares of common stock under equity incentive plans	—	—	—	—	550,025	—	1,584	—	1,584
Stock-based compensation expense	—	—	—	—	—	—	1,399	—	1,399
Net loss	—	—	—	—	—	—	—	(12,535)	(12,535)
Balance at December 31, 2013	—	$—	—	$—	15,188,861	$15	$108,271	$(60,528)	$47,758

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net (loss) income	$(12,535)	$1,250	$(548)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,625	1,280	508
Amortization of deferred financing costs	37	—	—
Amortization of debt discount	108	—	—
Stock-based compensation expense	1,399	1,190	651
Fair value remeasurement of preferred stock warrant liability	(2)	149	(252)
Loss on sale or disposal of equipment	448	30	—
Impairment of intangible assets	—	13	—
Loss on extinguishment of long-term debt	—	—	59
Changes in operating assets and liabilities:
Accounts receivable, net	(672)	477	(1,432)
Inventories	(99)	(125)	—
Prepaid expenses and other	(179)	(138)	(100)
Accounts payable and accrued expenses	(470)	1,162	1,316
Other non-current assets	(13)	—	—
Other long-term liabilities	147	2,309	(106)
Net cash (used in) provided by operating activities	(10,206)	7,597	96
Investing activities
Purchases of property and equipment	(4,621)	(8,015)	(1,963)
Capitalized patent and trademark costs	(231)	(112)	(205)
Proceeds from sale of equipment	175	—	—
Net cash used in investing activities	(4,677)	(8,127)	(2,168)
Financing activities
Payments on revolving line of credit	(5,000)	(3,500)	—
Payments of Series F redeemable convertible preferred stock accrued dividends	(5,200)	—	—
Proceeds from long-term debt	—	16,000	6,000
Payments on long-term debt	—	(6,000)	(1,200)
Taxes paid on behalf of employees for net exercise of options	—	(1,083)	—
Payments on capital leases	—	—	(27)
Changes in restricted cash	1,004	(2)	4
Changes in deferred financing costs	(6)	(95)	3
Debt discount	—	(120)	—
Deferred offering costs	—	(1,044)	(1,908)
Issuance cost of common stock	(4,443)	—	—
Proceeds from revolving line of credit	—	8,500	—
Proceeds from issuance of common stock	51,750	—	—
Proceeds from exercise of stock options and warrants	1,584	159	625
Net cash provided by financing activities	39,689	12,815	3,497
Net increase in cash and cash equivalents	24,806	12,285	1,425
Cash and cash equivalents at beginning of period	24,768	12,483	11,058
Cash and cash equivalents at end of period	$49,574	$24,768	$12,483
Supplemental disclosure of cash flow information
Cash paid for interest	$1,476	$532	$354
Cash paid for income taxes	$—	$—	$2
Supplemental disclosure of non-cash investing activities
Fixed asset expenditures included in accounts payable and other liabilities	$776	$791	$1,316
Supplemental disclosure of non-cash financing activities
Accrual of Series F Redeemable Convertible Preferred Stock dividends	$—	$—	$613
Accretion on Series F Redeemable Convertible Preferred Stock	$—	$—	$115

See accompanying notes to financial statements.

LipoScience, Inc.
Notes to Financial Statements
December 31, 2013

1. Description of Business and Significant Accounting Policies
Description of Business
LipoScience, Inc. (“LipoScience” or the “Company”) was incorporated under the laws of North Carolina in June 1994 under the name LipoMed, Inc. and reincorporated under the laws of Delaware in June 2000. In January 2002, the Company changed its corporate name to LipoScience, Inc. The Company is a clinical diagnostic company pioneering a new field of personalized diagnostics based on nuclear magnetic resonance (“NMR”) technology. The Company's first diagnostic test, the NMR LipoProfile test, is cleared by the U.S. Food and Drug Administration (the "FDA"), and directly measures the number of low density lipoprotein, (“LDL”) particles in a blood sample and provides physicians and their patients with actionable information to personalize management of risk for heart disease.
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
Revenue Recognition
The Company currently derives revenue from sales of its NMR LipoProfile test to clinical diagnostic laboratories and clinicians for use in patient care, from contract research arrangements and from sales of ancillary tests for use in patient care requested in conjunction with the NMR LipoProfile test.
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
The Vantera System Placement Arrangements
The Company's automated clinical analyzer, the Vantera system, was cleared by the FDA in August 2012 and became commercially available in December 2012. The Company started placing the Vantera system on-site with certain selected clinical diagnostic laboratories as well as leading medical centers and hospital outreach laboratories during the second quarter of 2013.

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
Shipping and Handling
The Company does not bill its customers for shipping and handling charges. All charges relating to inbound and outbound freight costs are incurred by the Company and recorded within cost of revenues. For the years ended December 31, 2013, 2012 and 2011, the Company incurred shipping and handling costs of $1.3 million, $1.5 million and $1.5 million, respectively.
Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2013 and December 31, 2012, the Company's financial instruments consisted principally of cash and cash equivalents, a revolving line of credit and long-term debt. Additionally, as of December 31, 2012, the Company's financial instruments also consisted of a preferred stock warrant liability. See Note 2, “Fair Value Measurement,” to the financial statements for further information on the fair value of the Company's financial instruments.
Cash and Cash Equivalents
The Company invests its available cash balances in cash, money market funds and certificates of deposits. The Company considers all highly liquid instruments purchased with original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost and the carrying amounts approximate fair value. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. See Note 6 for a discussion of Restricted Cash.
 Accounts Receivable
Accounts receivable are primarily amounts due from clinical diagnostic laboratories, commercial insurance companies (including managed care organizations), governmental programs (primarily Medicare), physicians, and individual patients.
Accounts receivable are reported net of an allowance for uncollectible accounts and contractual allowance adjustments. The process of estimating the collection of accounts receivable involves significant assumptions and judgments. Specifically, the accounts receivable allowance is based on management's analysis of current and past due accounts, collection experience in relation to amounts billed, changes in reimbursement levels, known contract terms, channel mix, any specific customer collection issues that have been identified and other relevant information. The Company's provision for uncollectible accounts is recorded as bad debt expense and included in general and administrative expenses. Historically, the Company has not experienced credit loss related to its customers or payors significantly in excess of its reserves. Although the Company believes amounts provided are adequate, the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.
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
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property and equipment under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciable lives range from three to ten years for laboratory equipment, customer-use assets, office equipment and furniture and fixtures and three years for software.
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
Amortization expense on intangible assets was $22,000, $19,000 and $23,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Redeemable Convertible Preferred Stock
The Company had historically classified its redeemable convertible preferred stock, for which the Company did not control the redemption, outside of permanent equity. The Company had recorded redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs or discounts, and the carrying value was increased by periodic accretion to its redemption value. These increases were effected through charges against additional paid-in capital. Upon closing of the IPO, all outstanding redeemable convertible preferred stock as well as convertible preferred stock was reclassified to additional paid-in capital. See Note 10 for further information regarding the Company's IPO.
Preferred Stock Warrant Liability
The Company had historically accounted for its freestanding warrants to purchase the Company's Series E and Series F Redeemable Convertible Preferred Stock as liabilities at fair value on the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and the change in fair value, if any, was recognized as other income or expense. As a result of the IPO, the preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock (see Note 11, "Preferred Stock Warrant Liability").
Concentration of Credit Risk and Other Risks
The Company derives its revenues from diagnostic testing services provided for patient care and contract research arrangements with institutional customers. The Company operates in one industry segment. Substantially all of the Company's historical revenues have been derived from the sale of the NMR LipoProfile test.
The Company's principal financial instruments subject to potential concentration of credit risk are cash equivalents and trade accounts receivable, which are unsecured. Through December 31, 2013, no material losses have been incurred.

Revenues from customers representing 10% or more of total revenues for the respective periods, are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Health Diagnostic Laboratory	33%	32%	21%
LabCorp	30	29	33
The Company’s accounts receivable due from these significant customers as a percentage of total accounts receivable was as follows as of the dates indicated:

	As of December 31,
	2013	2012
Health Diagnostic Laboratory	37%	*
LabCorp	17	39%
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
The Company accounts for uncertainties in income taxes by utilizing a two-step process for evaluating tax positions to determine the amount of tax benefit to be recognized. First, the tax position is evaluated to determine whether it is more likely than not to be sustained upon examination by taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy for recording interest and penalties related to uncertain tax provisions is to record them as a component of provision for income taxes.  The Company did not have any accrued interest or penalties associated with any unrecognized tax positions as of December 31, 2013 and 2012, and there were no such interest or penalties recognized during the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising
Advertising costs, which are included in sales and marketing expenses, are expensed as incurred. Advertising expense was $1.3 million, $0.8 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Leases
Leases are classified as either capital or operating leases.   Leases that transfer substantially all the benefits and risks of ownership of the asset to the Company are accounted for as capital leases.   All other leases are accounted for as operating leases wherein rental payments are expensed in a manner that results in the total rent payments being recognized on a straight-line basis over the term of the lease. The Company records rent holidays, rent concessions and rent escalations on a straight-line basis over the lease term and records the difference between expense and cash payments as deferred rent. Leasehold improvement incentives received from landlord are recorded as deferred rent and amortized over the lease term on a straight-line basis. Deferred rent is included in other long-term liabilities on the accompanying balance sheets.

Off-Balance Sheet Arrangements
Through December 31, 2013, the Company has not entered into any off-balance sheet arrangements, other than the operating leases described in Note 14, and does not have any holdings in variable interest entities.

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
The fair value of the Company's revolving line of credit and long-term debt were estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate that approximates market rates. Such fair value measurements are categorized as Level II under the fair value hierarchy as of December 31, 2013 and 2012. The carrying value of the Company's revolving line of credit and long-term debt as of December 31, 2013 and December 31, 2012 approximated fair value because the interest rates under those obligations approximate market rates of interest available to the Company for similar instruments.
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
The following table sets forth the Company's financial instruments that were measured at fair value as of December 31, 2013 and 2012 by level within the fair value hierarchy (in thousands):

	December 31, 2013			December 31, 2012
	Level I	Level III	Total	Level I	Level III	Total
Assets
Certificates of deposits	$—	$—	$—	$5,253	$—	$5,253
Money market funds	502	—	502	21,016	—	21,016
Total assets measured at fair value	$502	$—	$502	$26,269	$—	$26,269
Liabilities
Preferred stock warrant liability	$—	$—	$—	$—	$412	$412
Total liabilities measured at fair value	$—	$—	$—	$—	$412	$412
The change in the fair value of the Level III preferred stock warrant liability is summarized below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Fair value at beginning of period	$412	$229	$597
Issuances	—	172	36
Reclassification to additional paid in capital	(410)	(138)	(152)
Change in fair value recorded in other expense	(2)	149	(252)
Fair value at end of period	$—	$412	$229

3. Cash and Cash Equivalents
Cash and cash equivalents consist of the following as of (in thousands):

	December 31,
	2013	2012
Cash	$49,574	$4
Certificates of deposit	—	5,253
Money market funds	—	19,511
Total cash and cash equivalents	$49,574	$24,768
The Company has an arrangement with its primary bank that excess cash balances are transferred daily to an overnight sweep deposits account. At December 31, 2013, the balance in the overnight sweep deposits account totaling $6.3 million was invested in bank deposits which are classified as cash on the Company's balance sheet. At December 31, 2012, the balance in the overnight sweep deposits account totaling $19.5 million was invested in shares of a money market fund.

4. Accounts Receivable and Revenues
Accounts receivable, net, consists of the following as of (in thousands):

	December 31,
	2013	2012
Accounts receivable	$6,760	$6,526
Less allowance for uncollectible accounts receivable	(939)	(1,377)
Accounts receivable, net	$5,821	$5,149
Activity for the allowance for uncollectible accounts receivable is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$1,377	$1,676
Provision for bad debt expense	212	818
Write-off, net of recoveries	(650)	(1,117)
Balance at end of period	$939	$1,377
Revenues consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross billings	$53,751	$56,603	$48,292
Less contractual adjustments	(1,368)	(1,805)	(2,485)
Revenues	$52,383	$54,798	$45,807

5. Property and Equipment
Property and equipment consists of the following as of (in thousands):

	December 31,
	2013	2012
Laboratory equipment	$9,929	$9,415
Office equipment, furniture and fixtures	3,535	3,497
Leasehold improvements	3,229	2,652
Software	2,218	1,793
Customer-use assets	841	—
Construction in progress	6,811	5,778
	26,563	23,135
Less accumulated depreciation	(12,608)	(11,642)
Property and equipment, net	$13,955	$11,493
Customer-use assets represent the Company's Vantera system placed at customer sites, to which title and risk of loss is retained by the Company, for the customer's use in performing the NMR LipoProfile tests sold by the Company.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded depreciation expense of $1.6 million, $1.3 million and $0.5 million, respectively.

During the year ended December 31, 2013, the Company recognized a $0.4 million loss on sale of assets, measured at fair value less cost to sell, in connection with the sale of a Vantera system to a medical research center for research and development purposes. This loss on sale of assets is recorded as research and development expense within the statement of comprehensive (loss) income. Additionally, the Company retired substantially depreciated assets during the year ended December 31, 2013 with a net book value of approximately $47,000.
For the year ended December 31, 2012, the Company disposed of $30,000 of damaged assets. There was no such loss on disposal for the year ended December 31, 2011.
6. Restricted Cash
As of December 31, 2013 and December 31, 2012, money market funds totaling $0.5 million and certificates of deposit totaling $1.5 million, respectively, were pledged as security for the Company's office and laboratory space operating lease. These funds may be released by the bank upon the achievement of minimum sales and cash flow levels and upon the satisfaction of specified financial ratios.
7. Accrued Expenses
Accrued expenses consist of the following as of (in thousands):

	December 31,
	2013	2012
Accrued wages and benefits	$1,893	$1,541
Accrued bonus	589	2,200
Other accrued liabilities	1,262	1,608
Total accrued expenses	$3,744	$5,349
8. Long-Term Debt and Line of Credit
The Company had total debt with a carrying value of $15.8 million and $15.7 million as of December 31, 2013 and 2012, respectively. Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Long-term debt to financial institutions	$16,000	$16,000
Less unamortized debt discount	(184)	(292)
Long-term debt, less unamortized debt discount	$15,816	$15,708
Credit Facility
On December 20, 2012, the Company entered into a credit facility with Square 1 and Oxford Finance and repaid the outstanding balance under a previous facility. The current credit facility consists of $16.0 million in term loans and a revolving line of credit of up to $6.0 million in borrowing capacity, subject to certain limitations relating to the Company's eligible accounts receivable. In connection with entering into the current credit facility, the Company issued warrants to these financial institutions to purchase an aggregate of 73,564 shares of Series E redeemable convertible preferred stock at an exercise price of $4.35 per share. The Company determined the fair value of the warrants at issuance to be $0.2 million. In connection with the IPO, the warrants converted into warrants to purchase common stock (see Note 11, "Preferred Stock Warrant Liability"). At December 31, 2013, total unamortized debt issuance costs incurred in connection with the current credit facility were $64,000.
As of December 31, 2013, under the credit facility, the term loans carry interest at a fixed annual rate of 9.5% and are payable in monthly installments of interest only through January 2014 and then principal and interest thereafter in monthly installments through July 2016. Advances under the revolving line of credit, which matures in January 2014, carry a variable interest rate equal to the greater of 6.25% or the institution's prime rate plus 3.0%.

As of December 31, 2012, the Company had borrowed $5.0 million under the revolving line of credit. During the three months ended March 31, 2013, the Company paid off outstanding balances under the revolving line of credit and there was no amount outstanding as of December 31, 2013.
Borrowings under the credit facility are secured by substantially all of the Company's tangible assets. The covenants set forth in the loan and security agreement require, among other things, that the Company maintain a specified liquidity ratio, measured monthly, that begins at 1.25 and is reduced to 1.0 over the term of the credit facility. The Company is also required to achieve minimum three-month trailing revenue levels relative to projections approved by the Company's Board of Directors (2013 Revenue to Plan Covenant), and beginning in 2014 such three-month trailing revenue levels must also be equal to or greater than the revenues for the same period for the prior year (2014 Revenue to Plan Covenant).
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
The Company executed a second amendment to the loan agreement, with an effective date as of October 31, 2013, to amend the 2013 Revenue to Plan Covenant with a minimum annual revenue level for 2013 of at least $50 million, and to modify the projected annual revenue levels to be at least $55 million under the 2014 Revenue to Plan Covenant. In addition, the maturity date for advances under the revolving line of credit was extended to January 19, 2014 from December 19, 2013. As of December 31, 2013 and 2012, the Company was in compliance with all financial and non-financial covenants under this credit facility, as modified.
On January 19, 2014, the Company entered into a third amendment to the loan agreement. Under the loan agreement as amended, the Company must maintain a minimum revenue level for 2014 measured monthly on a trailing 12 month basis, that begins at $50 million and is reduced to $45 million through December 2014, as its 2014 Revenue to Plan Covenant and must also comply with certain monthly reporting covenants. The term loans continue to carry interest at a fixed annual rate of 9.5%, however as a result of the third amendment, are payable in monthly installments of interest only through January 2015 and then principal and interest thereafter in monthly installments through July 2017. In addition, the maturity date for advances under the revolving line of credit has been extended from January 19, 2014 to February 19, 2015. As a result of the third amendment, which extended the period of time when principal payments are due past December 31, 2014, the current amount outstanding under the loan agreement at December 31, 2013 was classified as long term on the balance sheet.
As of December 31, 2013, the annual principal payments on long-term debt and revolving line of credit reflecting the third amendment mentioned above, are as follows (in thousands):

2014	$—
2015	5,432
2016	6,489
2017	4,079
$16,000
See Note 16 for subsequent event leading to the reclassification of the long term debt to current classification.

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
Because of their anti-dilutive effect, the following common stock equivalents, consisting of convertible preferred shares, redeemable convertible preferred shares, common stock options, warrants and restricted stock units, have been excluded from the diluted loss per share calculations for the respective periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents:	2013	2012	2011
Convertible Preferred Stock (Series A, A-1, B, B-1, C, and C-1)	—	1,222,211	1,222,211
Redeemable Convertible Preferred Stock (Series D, D-1, E and F)	—	5,772,348	5,763,606
Common Stock Options and Warrants	1,730,067	382,869	2,266,155
Restricted Stock Units	108,208	—	69,821
	1,838,275	7,377,428	9,321,793
A reconciliation of the numerator and denominator used in the computation of basic and diluted net (loss) income per share allocable to common stockholders follows (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012	2011
Historical net (loss) income per share:
Numerator:
Net (loss) income	$(12,535)	$1,250	$(548)
Less: Accrual of dividends on Series F redeemable convertible preferred stock	—	—	(613)
Less: Undistributed earnings allocated to participating preferred shares	—	(1,004)	—
Net (loss) income attributable to common stockholders – basic	(12,535)	246	(1,161)
Add: Undistributed earnings re-allocated to common stockholders	—	113	—
Net (loss) income attributable to common stockholders – diluted	$(12,535)	$359	$(1,161)
Denominator:
Weighted average common shares outstanding – basic	14,819,787	1,715,408	1,674,018
Dilutive effect of common stock equivalent shares resulting from common stock options and warrants	—	1,098,915	—
Weighted average common shares outstanding – diluted	14,819,787	2,814,323	1,674,018
Net (loss) income per common share:
Net (loss) income per share attributable to common stockholders – basic	$(0.85)	$0.14	$(0.69)
Net (loss) income per share attributable to common stockholders – diluted	$(0.85)	$0.13	$(0.69)

10. Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity
Stockholders’ Equity
On January 10, 2013, the Company effected a 0.485-for-1 reverse stock split of the Company's outstanding common stock, which resulted in an adjustment to the preferred stock conversion price to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. Accordingly, all shares and per share amounts for all periods presented in the accompanying financial statements and notes to financial statements have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the preferred share conversion ratios.
On January 30, 2013, the Company completed its IPO, which resulted in the sale of 5,750,000 shares of its common stock in the IPO, at a price to the public of $9.00 per share, for aggregate gross proceeds of $51.8 million. The Company raised a total of $44.4 million in net proceeds after deducting underwriting discounts and commissions of $3.4 million and offering costs of $4.0 million. Some of the $4.0 million of offering costs were paid prior to the closing of the IPO. Legal, accounting and other costs directly associated with the IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. The total offering costs and underwriting discount and commissions of $7.4 million were reclassified to additional paid-in capital upon the closing of the IPO.
12,892,682 shares of the Company's outstanding preferred stock were automatically converted into a total of 6,994,559 shares of its common stock, and the then-outstanding preferred stock warrant liability was reclassified to additional paid-in capital upon the conversion of warrants to purchase preferred stock into warrants to purchase common stock. As of December 31, 2013, there were 15,188,861 shares of common stock outstanding.
Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the Company’s Board of Directors, whenever funds are legally available.
Convertible Preferred Stock
As of December 31, 2012, there were 3,428,677 shares designated and 1,687,010 shares issued and outstanding of Series A, A-1, B, B-1, C and C-1 Convertible Preferred Stock, with an aggregate liquidation preference of $7.5 million.
Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock were converted into 1,222,211 shares of common stock.

Redeemable Convertible Preferred Stock
Redeemable Convertible Preferred Stock consisted of the following as of December 31, 2012 (in thousands):

	Authorized	Issued and Outstanding	Liquidation Preference	Carrying Value	Common Stock Issuable Upon Conversion
Series D Redeemable Convertible Preferred Stock	3,544	500	$2,612	$2,612	291
Series D-1 Redeemable Convertible Preferred Stock	3,480	2,980	15,556	15,556	1,734
Series E Redeemable Convertible Preferred Stock	5,059	4,719	20,527	20,795	2,289
Series F Redeemable Convertible Preferred Stock	3,133	3,006	13,000	18,338	1,458
	15,216	11,205	$51,695	$57,301	5,772

Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 5,772,348 shares of common stock.
Prior to the conversion, the holders of the Convertible and Redeemable Convertible Preferred Stock had the following rights and preferences:
Voting Rights - The holders of preferred stock had the right to vote based on the number of common shares they would receive upon conversion.
Transfer Restrictions - The holders of each share of preferred stock were subject to transfer restrictions.

Dividends  - The holders of Series F Preferred Stock were entitled to receive prior, and in preference to, the holders of any other class or series of capital stock of the Company, dividends at the rate of $0.348 per annum per share of the Series F Preferred Stock (the Series F Dividend), payable in cash and out of funds legally available. The Series F Dividend was cumulative and accrued on a daily basis for a period of five years from the original issue date of the Series F Preferred Stock to its maximum of $5.2 million, which occurred on August 2, 2011. The balance of this Series F Dividend was reflected in the carrying amount of Series F on the balance sheet as of December 31, 2012. Concurrently with the closing of the IPO, the Company paid $5.2 million to holders of its Series F redeemable convertible preferred stock in full satisfaction of accrued dividends on such shares immediately prior to their conversion to common stock. Holders of Series E, D, and D-1 were entitled to receive, out of funds legally available, noncumulative dividends at a rate of 8% per annum of the original price per share, if declared by the Board of Directors of the Corporation. No dividends have been declared or paid by the Company through conversion date.
Liquidation - All Redeemable Convertible Preferred Stock had a liquidation preference of its original conversion price per share and any amount equal to declared or accrued but unpaid dividends. Other Convertible Preferred Stock had a liquidation preference of its original purchase price per share and any amount equal to declared or accrued but unpaid dividends. In the event the Company was liquidated, holders of Series F Preferred Stock were entitled to receive their liquidation preference, before any distribution or payment to the other preferred stockholders or holders of the common stock. Any remaining assets or surplus after payment to Series F holders were to be distributed to the holders of the Company's other series of preferred stock with liquidation terms as defined in the Company's certificate of incorporation, as amended and restated.
Conversion - Each share of preferred stock was convertible into common stock at the option of the holder at any time after the date of issuance and without payment of additional consideration. Each share of the preferred stock automatically converted into shares of common stock at the applicable conversion price upon the closing of the IPO. The conversion price for Series A-1, B-1, C-1, D-1, E and F were subject to a full-ratchet dilution adjustment in the event the Company issues additional securities at a purchase price less than the applicable conversion price for each series. The original conversion price was the amount of consideration received for each share of preferred stock. No full-ratchet dilution adjustment was required through conversion date. The adjusted conversion price upon the IPO was adjusted for the 0.485-for-1 reverse stock split effected on January 10, 2013. Upon the closing of the IPO, the adjusted conversion prices per share ranged from $3.87 to $8.97.
Preemptive Rights - The holders of preferred stock were not entitled to preemptive rights to acquire or subscribe for additional shares of securities that the Company authorizes to be issued. The holders of Series D, D-1, E and F had contractual rights of first refusal (which expire upon a Qualified Public Offering) to participate in certain future offerings of stock by the Company on a pro rata basis.
Redemption - At any time on or after on August 2, 2011, the holders of at least 40% of the issued and outstanding shares of Series D, D-1, E and F (the Electing Holders) could request the Company redeem all of their shares of each Series at a price for each share equal to its original purchase price (subject to adjustment in the event of stock dividends, stock splits, combinations, etc.), plus any accrued but unpaid dividends. Upon election by the Electing Holders to redeem their shares of Series D, D-1, E or F, the Company should pay cash to the holders for the redemption value in three equal installments over three years at an interest rate of 8% per annum from the date of the initial payment until the redemption amount is paid in full. No redemption was requested through conversion date.
Common Stock Reserved for Future Issuance
The Company had reserved shares of common stock for future issuance as summarized in the table below.

December 31, 2013
Outstanding Common Stock Warrants	78,741
Outstanding employee stock options	1,651,326
Unvested restricted stock units	108,208
Shares authorized under Employee Stock Purchase Plan (ESPP)	242,500
Possible future issuance under stock option plan	449,659
Total shares reserved	2,530,434

11. Equity Transactions and Share-Based Compensation
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
The fair values of outstanding Series E and Series F Redeemable Convertible Preferred Stock warrants were estimated using the Black-Scholes option-pricing model with the following assumptions as of:

	Year Ended December 31,
	2012	2011
Expected term (in years)	0.25-0.5	0.5-1.0
Risk-free interest rate	0.0%-0.1%	0.1%-0.6%
Expected volatility	30%	36%
Expected dividend rate	0%	0%
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
Common Stock Warrants
As of December 31, 2013, the following warrants to purchase common stock were outstanding:

Issuance Date	Number of Shares	Exercise Price	Expiration Date
2/7/2008	36,375	8.97	2/7/2015
3/31/2011	6,689	8.97	3/31/2018
12/20/2012	35,677	8.97	12/20/2022
These warrants are exercisable at any time upon their issuance date.
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

On October 25, 2007, the Company's Board of Directors adopted the 2007 Stock Incentive Plan (the "2007 Plan") to replace the expired 1997 Plan. The terms of the 2007 Plan are consistent with those of the 1997 Plan. On May 24, 2012, the Company's Board of Directors adopted, and stockholders subsequently approved, the 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan became effective immediately upon the completion of the IPO in January 2013, and no further shares may be issued under the 2007 Plan. In addition to grants of incentive stock options and nonqualified stock options (collectively, the "stock options"), the 2012 Plan also allows the Company to grant stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), performance-based stock or cash awards to key employees, directors and consultants or advisors of the Company. A maximum of 970,000 shares of the Company's common stock are reserved for issuance under the 2012 Plan, subject to adjustments for stock splits, stock dividends, evergreen feature and comparable restructuring activities. The 2012 Plan will terminate on May 24, 2022, unless sooner terminated by the Company's Board of Directors. To date, the Company's Board of Directors granted only stock options and RSUs. A maximum of 242,500 shares of the Company's common stock are reserved for issuance under the 2012 Employee Stock Purchase Plan (the "ESPP"). As of December 31, 2013, the Company has not granted any purchase rights under the ESPP.
The exercise price of all stock options and RSUs was determined by the Board of Directors, provided that such price for stock options was not to be less than the estimated fair market value of the Company’s stock on the date of grant. The stock options vest based on terms in the stock option agreements (generally over four years) and are exercisable after they have been granted for up to ten years from the date of grant. The RSUs granted to the Company's employees generally vest 100% on the three-year anniversary of the grant date. The RSUs granted to non-employee directors generally vest quarterly over a one-year period from the date of grant.
Stock Options
The following table summarizes stock option activity under the Company’s 1997 Plan, 2007 Plan and 2012 Plan for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2012	2,056,849	$5.55
Granted	513,444	8.00
Exercised	(537,177)	2.95
Expired	(195,144)	7.03
Forfeited	(186,646)	10.04
Outstanding at December 31, 2013	1,651,326	$6.48	$864
Exercisable at December 31, 2013	1,234,900	$5.79	$864
Outstanding Vested and Expected to Vest at December 31, 2013	1,608,389	$6.42	$864
The aggregate intrinsic value represents the pre-tax intrinsic value, which is computed based on the difference between the exercise price and the estimated fair market value or the closing stock price as of December 31(the last day of trading for our calendar year end), and which represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $3.4 million and $0.4 million, respectively.
As of December 31, 2013, there were 449,659 shares available to be granted under the stock option plans discussed above.
The Company estimates the fair value of its stock options on the grant date using the Black-Scholes option pricing model. The fair value of both employee and non-employee director options is then amortized on a straight-line basis over the requisite service period of the awards. The exercise prices of all stock options granted was equal to the closing market price of the underlying common stock on the grant date. The weighted average assumptions used in the Black-Scholes valuation model for equity awards granted for the twelve months ended December 31, 2013 and 2012 are shown in the table below. As of December 31, 2013, there was $1.3 million of unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The Company determined the options' life based upon the use of the simplified method. As a newly public company, sufficient history to estimate the volatility and dividend yield of the Company's common stock is not available. The Company elected to utilize a peer group of comparable companies as a basis for the expected volatility assumption and dividend yield. The Company intends to continue to consistently apply this process using the peer group of comparable companies until a sufficient amount of historical information becomes available. The risk-free interest rate is based upon the yield of an applicable U.S. Treasury instrument. The weighted average grant date fair value per share of options granted for the years ended December 31, 2013, 2012 and 2011 was $3.52, $5.18 and $3.78, respectively.
The fair value of these stock options was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	0.8%	2.0%
Expected volatility	45.5%	50.0%	50.3%
Expected life (in years)	5.8	5.6	5.6

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Total Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$1.87 – $2.45	259,547	$2.36		259,547	$2.36
$2.49	198,155	2.49		198,155	2.49
$3.88 – $4.23	98,527	4.00		98,527	4.00
$5.04 – $5.55	171,319	5.25		82,537	5.14
$5.63 – $5.98	143,147	5.68		113,855	5.63
$6.68 - $6.89	217,378	6.83		169,321	6.84
$9.01	58,103	9.01		41,985	9.01
$9.65 – $9.84	226,278	9.69		67,236	9.74
$11.11 – $11.44	201,466	11.40		155,327	11.39
$12.80	77,406	12.80		48,410	12.80
	1,651,326	6.48	6.8	1,234,900	5.79	6.0

Restricted Stock Units
Each RSU represents the contingent right to receive one share of common stock of the Company. The following table summarizes RSU activity under the Company's 2012 Plan for the year ended December 31, 2013:

	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2012	—	$—
Granted	142,869	7.07
Vested	(12,848)	5.88
Forfeited	(21,813)	9.65
Nonvested balance at December 31, 2013	108,208	$6.70
The total fair value shares of outstanding common stock issued upon the vesting and settlement of RSUs during the year ended December 31, 2013 was $64,000.
The fair value of RSUs is estimated based on the closing price of the underlying common stock on the date of grant. For the purposes of expense recognition, the total number of shares expected to vest is adjusted for estimated forfeitures and the expense is recognized on a straight-line basis over the requisite service period. As of December 31, 2013, there was $0.3 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
Performance-based Restricted Stock Units
As of December 31, 2013, approximately 60,000 shares of performance-based restricted stock awards remained outstanding. These awards, granted in fiscal 2013, were granted to the Company’s Vice President of Sales, and will vest at levels ranging from 0% of shares granted to 100% of shares granted, dependent upon the achievement of certain revenue performance metrics for a term through the end of fiscal 2016.  No share based compensation expense was recognized through December 31, 2013.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expense in the amount of $1.4 million, $1.2 million and $0.7 million, respectively. Net cash provided by operating and financing activities was unchanged by stock option activity for the years ended December 31, 2013, 2012 and 2011, as there were no excess tax benefits from stock-based compensation plans.
The Company recognized non-cash stock-based compensation expense, for both RSUs and stock options, to employees in its research and development, sales and marketing and general and administrative functions as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$38	$46	$8
Research and development	493	454	155
Sales and marketing	208	255	217
General and administrative	660	435	271
Total:	$1,399	$1,190	$651

12. Income Taxes
The Company recorded no provision for income taxes during the years ended December 31, 2013, 2012 and 2011.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of (in thousands):

	December 31,
	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforwards	$15,660	$11,255
Research and development credits	2,691	1,963
Stock-based compensation	742	1,851
Allowance for uncollectible accounts receivable	291	471
Deferred rent	877	952
Accrued compensation	240	1,044
Depreciation and amortization	(1,153)	(1,167)
Other	208	165
Total deferred tax assets, net	19,556	16,534
Valuation allowance	(19,556)	(16,534)
Net deferred tax asset	$—	$—
At December 31, 2013 and 2012, the Company had federal net operating loss carryforwards of approximately $45.6 million and $32.9 million, respectively, state net economic loss carryforwards of approximately $41.4 million and $29.1 million, respectively, and research and development credit carryforwards of approximately $2.7 million and $2.0 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2018 and 2015, respectively, and the research and development credit carryforwards begin to expire in 2018. The Company's federal and state net operating loss carryforwards include $3.3 million of excess tax benefits related to deductions from the exercise of nonqualified stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital. During 2013, the Company recorded approximately $1.1 million of adjustments to decrease deferred tax assets related to stock option activity from prior periods. As the Company is in a full valuation allowance position, there was no impact on net loss for the year ended December 31, 2013. For financial reporting purposes, a valuation allowance has been recognized to fully offset the deferred tax assets related to the carryforwards, based on the Company's assessment regarding the realizability of these net deferred tax assets in future periods. The total increase in valuation allowance of $3.0 million was allocable to current operating activities. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. In addition, the maximum annual use of net operating loss and research credit carryforwards is limited in certain situations where changes occur in stock ownership. There was no recognized tax benefit related to net operating loss carryforwards for the year ended December 31, 2013. The recognized tax benefit related to net operating loss carryforwards was approximately $0.4 million and $38,000 for the years ended December 31, 2012 and 2011, respectively.
The research and development credit, which had previously expired on December 31, 2011, was reinstated as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013. This legislation retroactively reinstated and extended the credit from the previous expiration date through December 31, 2013. As a result, the Company adjusted its deferred tax assets in 2013 for the 2013 and 2012 research and development credits, which resulted in an increase to the deferred tax assets and a corresponding increase to the valuation allowance of $0.5 million and $0.4 million, respectively.

On July 23, 2013, North Carolina enacted House Bill 998, which reduced the corporate income tax rate from 6.9% in 2013 to 6% in 2014 and to 5% in 2015. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2013 by applying the lower rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $0.4 million.

The Small Business Jobs Act of 2010 was enacted on September 27, 2010. The new law allows research and development tax credits to offset both federal regular tax and federal alternative minimum tax of eligible small businesses. The provision is effective for any research and development credits generated during the tax year ended December 31, 2010 and to any carryback of such credits. The Company has determined that it qualifies as an eligible small business under these provisions and was able to offset its federal alternative minimum tax liability for the tax year ended December 31, 2012.
Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2013		2012		2011
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
United States federal tax at statutory rate	$(4,262)	34.0%	$425	34.0%	$(186)	34.0%
State taxes (net of federal benefit)	(371)	3.0	51	4.1	(25)	4.5
Research and development credits	(912)	7.3	15	1.2	(386)	70.4
Meals & entertainment	314	(2.5)	271	21.7	272	(49.7)
Stock based compensation	230	(1.8)	214	17.1	151	(27.6)
Change in preferred stock warrant liability	(1)	—	57	4.5	(97)	17.7
Other nondeductible expenses	218	(1.7)	—	—	98	(17.8)
Stock compensation deferred tax asset adjustment	1,072	(8.6)	—	—	—	—
Increase in unrecognized tax benefits	121	(1.0)	—	—	51	(9.3)
Change in valuation allowance	3,022	(24.1)	(1,069)	(85.5)	126	(22.9)
Other	569	(4.6)	36	2.9	(4)	0.7
Provision for (benefit from) income taxes	$—	—%	$—	—%	$—	—%
The Company had gross unrecognized tax benefits of approximately $0.4 million as of January 1, 2013. As of December 31, 2013, the total gross unrecognized tax benefits were approximately $0.5 million and of this total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next twelve months. Furthermore, the Company does not expect any cash settlement with the taxing authorities as a result of these unrecognized tax benefits as the Company has sufficient unutilized carryforward attributes to offset the tax impact of these adjustments.
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to US Federal and state and local tax examinations by tax authorities for years prior to 2010, although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

The following is a tabular reconciliation of the Company's change in gross unrecognized tax positions (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$369	$369	$327
Gross decreases for tax positions related to current periods	—	—	(9)
Gross increases for tax positions related to current periods	121	—	51
Ending balance	$490	$369	$369
13. Employee Benefit Plan
The Company has adopted a defined contribution plan (the "Employee Benefit Plan") that qualifies under Section 401(k) of the Internal Revenue Code. All employees of the Company who have attained 21 years of age are eligible for participation in the Employee Benefit Plan after thirty days of employment.
Under the Employee Benefit Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. On July 1, 2012, the Company increased its employer match from 25% to 50% of the first 6% that an eligible participant contributes each year. The Company paid $0.7 million, $0.4 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, in employer match contributions to the Employee Benefit Plan.
14. Commitments and Contingencies
Leases
The Company leases an aggregate of approximately 83,000 square feet of office and laboratory space under a long-term lease agreement that expires on September 30, 2022. The lease contains fixed scheduled rent escalations, $0.9 million of rent concession and $1.8 million of leasehold improvement incentives. In connection with the lease, the Company obtained a $1.5 million letter of credit secured by restricted cash (see Note 6). In June 2013, the required amount for the letter of credit secured by restricted cash was reduced to $0.5 million. The Company also leases office equipment and software licenses through operating leases.
Future minimum lease payments required under the non-cancelable operating leases in effect as of December 31, 2013 are as follows (in thousands):

2014	$1,239
2015	1,272
2016	1,310
2017	1,022
2018	1,361
Thereafter	5,309
Total minimum lease payments	$11,513
Rent expense is calculated on a straight-line basis over the term of the lease. The Company incurred rent expense of $1.1 million, $1.2 million and $1.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.
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
15. Quarterly Results of Operations
The following is a summary of the unaudited quarterly results of operations (in thousands):

	Quarterly Period Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$13,616	$13,311	$12,738	$12,718
Gross profit	10,766	10,695	10,130	10,050
Loss from operations	(2,332)	(1,995)	(4,179)	(2,174)
Net loss	(2,848)	(2,444)	(4,627)	(2,616)
Net loss attributable to common stockholders – basic(1)	(2,848)	(2,444)	(4,627)	(2,616)
Net loss attributable to common stockholders – diluted(1)	(2,848)	(2,444)	(4,627)	(2,616)
Net loss per share attributable to common stockholders – basic(1)	(0.19)	(0.17)	(0.31)	(0.17)
Net loss per share attributable to common stockholders – diluted(1)	(0.19)	(0.17)	(0.31)	(0.17)

	Quarterly Period Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$13,783	$13,894	$13,564	$13,557
Gross profit	11,465	11,217	10,937	11,119
Income (loss) from operations	1,503	372	(214)	285
Net income (loss)	1,269	269	(481)	193
Net income (loss) attributable to common stockholders – basic(1)	248	54	(481)	38
Net income (loss) attributable to common stockholders – diluted(1)	381	81	(481)	56
Net income (loss) per share attributable to common stockholders – basic(1)	0.15	0.03	(0.28)	0.02
Net income (loss) per share attributable to common stockholders – diluted(1)	0.13	0.03	(0.28)	0.02

(1)	These amounts are computed independently for each of the periods presented above and, therefore, may not add up to the total for the year presented in the statements of comprehensive (loss) income.

16. Subsequent Events
Exit and Disposal Activities - Workforce Reduction
In January 2014, the Company implemented a workforce reduction to reduce approximately 24 positions throughout the Company, impacting primarily positions in corporate headquarters and field sales. The workforce reduction is related to its plan to realign the Company’s cost structure in light of its current revenue performance. The Company expects to record total charges for severance, related benefits and other costs of approximately $0.4 million during the first quarter of 2014, with respect to the workforce reduction.
Termination of HDL Inc. Agreement

On March 28, 2014, the Company notified Health Diagnostic Laboratory, Inc. ("HDL Inc.") that it was terminating the parties' agreement effective June 26, 2014. The Company expects its revenues to be impacted negatively, potentially significantly so. As a result, based on an initial assessment of the likelihood of achieving its 2014 Revenue to Plan Covenant, the Company has reclassified the full balance of its $15.8 million of long term debt to current as of December 31, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its evaluation on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 1992. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions “Board of Directors and Committees,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions “Transactions with Related Parties” and “Director Independence.”

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference to the section of our 2014 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Form 10-K.
1. Financial Statements
The financial statements are included under Part II, Item 8 of this Annual Report.
2. Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.
3. Exhibits
The exhibits required to be filed as part of this Annual Report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIPOSCIENCE, INC.
(Registrant)

By:	/s/ LUCY G. MARTINDALE
Lucy G. Martindale Executive Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial Officer)
Date: March 28, 2014

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lucy G. Martindale and Kathryn F. Twiddy, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of LipoScience, Inc., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HOWARD B. DORAN, JR.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
Howard B. Doran, Jr.

/S/ LUCY G. MARTINDALE	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2014
Lucy G. Martindale

/S/ BUZZ BENSON	Chairman of the Board of Directors	March 28, 2014
Buzz Benson

/S/ ROBERT J. GRECZYN JR.	Director	March 28, 2014
Robert J. Greczyn Jr.

/S/ JEFFREY T. BARBER	Director	March 28, 2014
Jeffrey T. Barber

/S/ JOHN H. LANDON	Director	March 28, 2014
John H. Landon

/S/ DANIEL J. LEVANGIE	Director	March 28, 2014
Daniel J. Levangie

/S/ J. ROBERT HURLEY	Director	March 28, 2014
J. Robert Hurley

/S/ RODERICK A. YOUNG	Director	March 28, 2014
Roderick A. Young

Exhibit Index

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
4.1 (3)	Specimen stock certificate evidencing shares of Common Stock.
10.1 (4)	Loan and Security Agreement, dated as of December 20, 2012, by and among the Registrant, Oxford Finance LLC and Square 1 Bank.
10.2 (5)	Warrant to purchase Series E preferred stock issued to Square 1 Bank, dated December 20, 2012.
10.3.1 (6)	Warrant No. 1 to purchase Series E preferred stock issued to Oxford Finance LLC, dated December 20, 2012.
10.3.2 (7)	Warrant No. 2 to purchase Series E preferred stock issued to Oxford Finance LLC, dated December 20, 2012.
10.4 (8)	Warrant to purchase Series F preferred stock issued to Silicon Valley Bank, dated December 13, 2006.
10.5 (9)	Warrant to purchase Series F preferred stock issued to Square 1 Bank, dated February 7, 2008.
10.6 (10)	Warrant to purchase Series F preferred stock issued to Square 1 Bank, dated March 31, 2011.
10.7 (11)	Second Amended and Restated Investor Rights Agreement, dated as of August 2, 2006 and as amended to date, by and among the Registrant and certain of its stockholders.
10.8 (12)	Standard Lease, dated as of October 4, 2001, as amended on March 5, 2002 and August 28, 2002, by and between the Registrant and Parker-Raleigh Development XXX, LLC.
10.8.1 (13)	Lease Amendment No. 3, dated as of November 29, 2011, by and between the Registrant and Raleigh Portfolio JH, LLC, as successor to Parker-Raleigh Development XXX, LLC.
10.9† (14)	Agreement, dated as of September 28, 2012, by and between the Registrant and Laboratory Corporation of America Holdings.
10.10† (15)	Supply Agreement, dated as of July 16, 2012, by and between the Registrant and Agilent Technologies, Inc.
10.11† (16)	Production Agreement, dated as of June 26, 2009, by and between the Registrant and KMC Systems, Inc.
10.12† (17)	License Agreement, dated as of May 9, 1997, as amended on January 10, 2001 and October 11, 2010, by and between the Registrant and North Carolina State University.
10.13+ (18)	1997 Stock Option Plan, as amended to date.
10.14+ (19)	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan.
10.15+ (20)	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan with modified change of control provisions.
10.16+ (21)	Form of Nonqualified Stock Option Agreement under 1997 Stock Option Plan.
10.17+ (22)	2007 Stock Incentive Plan, as amended through July 29, 2010.
10.18+ (23)	Fourth Amendment to 2007 Stock Incentive Plan, effective as of August 27, 2012.
10.19+ (24)	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan.
10.20+ (25)	Form of Nonqualified Stock Option Agreement under 2007 Stock Incentive Plan.
10.21+ (26)	Form of Nonqualified Stock Option Agreement under 2007 Stock Incentive Plan for initial grants to directors.
10.22+ (27)	Form of Nonqualified Stock Option Agreement under 2007 Stock Incentive Plan for annual grants to directors.
10.23+ (28)	Form of Nonqualified Stock Option Agreement under 2007 Stock Incentive Plan for grants to committee chairpersons.

Exhibit Number	Description of Document
10.24+ (29)	Form of Restricted Stock Purchase Agreement under 2007 Stock Incentive Plan.
10.25+ (30)	2012 Equity Incentive Plan.
10.26+ (31)	Form of Stock Option Grant Notice and Stock Option Agreement under 2012 Equity Incentive Plan.
10.27+ (32)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2012 Equity Incentive Plan.
10.28+ (33)	Non-Employee Director Compensation Plan.
10.29 (34)	Form of Indemnification Agreement between the Registrant and certain of its directors.
10.30 (35)	Form of Indemnification Agreement between the Registrant and certain of its directors affiliated with stockholders.
10.31+ (36)	2012 Employee Stock Purchase Plan.
10.32+ (38)	Amended and Restated Employment Agreement, dated as of March 26, 2013, by and between the Registrant and Richard O. Brajer.
10.33+ (39)	Amended and Restated Employment Agreement, dated as of March 25, 2013, by and between the Registrant and Lucy G. Martindale.
10.34+ (40)	Employment Agreement, dated as of January 9, 2013, by and between the Registrant and Robert M. Honigberg.
10.35+ (41)	Amended and Restated Employment Agreement, dated as of March 25, 2013, by and between the Registrant and Timothy J. Fischer.
10.36+ (42)	Amended and Restated Employment Agreement, dated as of March 25, 2013, by and between the Registrant and Thomas S. Clement.
10.37+ (37)	Executive Severance Benefit Plan.
10.38+ (43)	2012 Corporate Goals for Strategic Leadership Team.
10.39 + † (44)	2013 Corporate Goals for Strategic Leadership Team.
10.40 (45)	First Amendment to Loan and Security Agreement, dated as of June 11, 2013, by and among the Registrant, Oxford Finance LLC and Square 1 Bank.
10.41 (46)	Lease Amendment No. 4, dated as of June 11, 2013, by and between the Registrant and Raleigh Portfolio JH, LLC, as successor of Parker-Raleigh Development XXX, LLC.
10.42† (47)	Amendment to Production Agreement, dated as of July 1, 2013, by and between the Registrant and KMC Systems, Inc.
10.43	Second Amendment to Loan and Security Agreement, dated as of October 31, 2013, by and among the Registrant, Oxford Finance LLC and Square 1 Bank.
10.44	Third Amendment to Loan and Security Agreement, dated as of January 19, 2014, by and among the Registrant, Oxford Finance LLC and Square 1 Bank.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (contained on signature page hereto).
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

32
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

(38)	Previously filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated by reference herein.

(39)	Previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated by reference herein.

(40)	Previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated by reference herein.

(41)	Previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated by reference herein.

(42)	Previously filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated by reference herein.

(43)	Previously filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated by reference herein.

(44)	Previously filed as Exhibit 10.1 to the Registrant's Report on Form 10-Q for the period ended June 30, 2013, and incorporated by reference herein.

(45)	Previously filed as Exhibit 10.2 to the Registrant's Report on Form 10-Q for the period ended June 30, 2013, and incorporated by reference herein.

(46)	Previously filed as Exhibit 10.3 to the Registrant's Report on Form 10-Q for the period ended June 30, 2013, and incorporated by reference herein.

(47)	Previously filed as Exhibit 10.4 to the Registrant's Report on Form 10-Q for the period ended June 30, 2013, and incorporated by reference herein.