Form 10-Q
period 2014-03-31
LIPOSCIENCE INC
filed 2014-05-15
CIK 1168197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on May 8, 2014 was 15,244,622.

LipoScience, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LipoScience, Inc.
Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$45,050	$49,574
Accounts receivable, net	5,837	5,821
Inventories	188	224
Prepaid expenses and other	1,504	972
Total current assets	52,579	56,591
Property and equipment, net of accumulated depreciation of $12,793 and $12,608 at March 31, 2014 and December 31, 2013, respectively	15,328	13,955
Other noncurrent assets:
Restricted cash	502	502
Intangible assets, net	891	841
Deferred financing costs	59	64
Other assets	38	45
Total other noncurrent assets	1,490	1,452
Total assets	$69,397	$71,998
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,573	$2,045
Accrued expenses	3,276	3,744
Long-term debt reclassified to current	15,832	15,816
Total current liabilities	20,681	21,605
Other long-term liabilities	2,606	2,635
Total liabilities	23,287	24,240
Stockholders’ equity:
Common stock, $.001 par value; 75,000,000 shares authorized; 15,227,162 and 15,188,861 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	15	15
Preferred stock, $.001 par value; 5,000,000 shares authorized; issuable in series, no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	108,666	108,271
Accumulated deficit	(62,571)	(60,528)
Total stockholders’ equity	46,110	47,758
Total liabilities and stockholders’ equity	$69,397	$71,998

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$12,008	$13,616
Cost of revenues	2,614	2,850
Gross profit	9,394	10,766
Operating expenses:
Research and development	2,560	3,132
Sales and marketing	5,100	6,659
General and administrative	3,347	3,307
Total operating expenses	11,007	13,098
Loss from operations	(1,613)	(2,332)
Other expense:
Interest income	5	21
Interest expense	(435)	(530)
Other (expense) income	—	(7)
Total other expense	(430)	(516)
Net loss	(2,043)	(2,848)
Net loss per share—basic and diluted	$(0.13)	$(0.19)
Weighted average shares used to compute basic and diluted net loss per share	15,214,245	14,649,084
Comprehensive loss	$(2,043)	$(2,848)

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Operating activities
Net loss	$(2,043)	$(2,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	503	373
Amortization of deferred financing costs	5	8
Amortization of debt discount	16	26
Stock-based compensation expense	303	251
Fair value remeasurement of preferred stock warrant liability	—	(2)
Loss on sale or disposal of equipment	56	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16)	(1,949)
Inventories	36	(60)
Prepaid expenses and other	(532)	(293)
Accounts payable and accrued expenses	(1,068)	(1,250)
Other non-current assets	7	(24)
Other long-term liabilities	(29)	4
Net cash used in operating activities	(2,762)	(5,764)
Investing activities
Purchases of property and equipment	(1,833)	(1,221)
Capitalized patent and trademark costs	(20)	(20)
Net cash used in investing activities	(1,853)	(1,241)
Financing activities
Payments on revolving line of credit	—	(5,000)
Payments of Series F redeemable convertible preferred stock accrued dividends	—	(5,200)
Changes in deferred financing costs	—	(6)
Issuance cost of common stock	—	(4,359)
Proceeds from issuance of common stock	—	51,750
Proceeds from exercise of stock options	91	99
Net cash provided by financing activities	91	37,284
Net (decrease) increase in cash and cash equivalents	(4,524)	30,279
Cash and cash equivalents at beginning of period	49,574	24,768
Cash and cash equivalents at end of period	$45,050	$55,047

See accompanying notes to financial statements.

LipoScience, Inc.
Notes to Financial Statements
March 31, 2014
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and the rules and regulations for the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary to state fairly the Company's financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. The December 31, 2013 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete annual financial statements.
These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2014 (the "Form 10-K"). Interim results are not necessarily indicative of results to be expected for the year ending December 31, 2014 or any other interim period or for any other future year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and assumptions used.
Significant Accounting Policies
The significant accounting policies used in preparation of these interim financial statements are disclosed in the Company's Form 10-K, and have not changed significantly since such filing.
2. Recent Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide clarification, and are intended to reduce diversity in practice, on the financial statement presentation of unrecognized tax benefits. The guidance specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public companies, the amendments that are subject to this update are effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance beginning in the first quarter of 2014. Adoption of this guidance had no material impact on the Company’s financial statements as the guidance is consistent with the Company’s practice.

In March 2014, the FASB issued ASU No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this update cover a wide range of topics in the Accounting Standards Codification and are limited to amendments related to the Master Glossary of the Accounting Standards Codification. The amendments include technical corrections related to glossary links, glossary term deletions and glossary term name changes. For public companies, the amendments of this update are effective upon the March 14, 2014 issuance date. Accordingly, the Company adopted this update upon issuance. Adoption of this new guidance had no material impact on the Company’s financial statements.

3. Fair Value Measurement
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
The fair value of the Company's long-term debt was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate that approximates market rates. This fair value measurement is categorized as Level II under the fair value hierarchy as of March 31, 2014 and December 31, 2013. The carrying value of the Company's long-term debt as of March 31, 2014 and December 31, 2013 approximated fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.
Recurring Fair Value Measurements
Cash and cash equivalents are the Company's only financial instruments that are measured at fair value on a recurring basis. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability.
Cash equivalents
All of the Company's cash equivalents, which consist of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. At March 31, 2014 and December 31, 2013, the fair value of money market funds pledged as security for the Company's office and laboratory space operating lease was $0.5 million, which is included in restricted cash.

4. Long-Term Debt and Line of Credit
The Company had total debt with a carrying value of $15.8 million as of March 31, 2014 and December 31, 2013. Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Long-term debt to financial institutions	$16,000	$16,000
Less unamortized debt discount	(168)	(184)
Long-term debt, less unamortized debt discount	$15,832	$15,816
Credit Facility
On December 20, 2012, the Company entered into a credit facility with Square 1 and Oxford Finance and repaid the outstanding balance under a previous facility. The current credit facility consists of $16.0 million in term loans and a revolving line of credit of up to $6.0 million in borrowing capacity, subject to certain limitations relating to the Company's eligible accounts receivable. At March 31, 2014, total unamortized debt issuance costs incurred in connection with the current credit facility were $59,000.
As of March 31, 2014, under the credit facility, as amended, the term loans carry interest at a fixed annual rate of 9.5% and are payable in monthly installments of interest only through January 2015 and then principal and interest thereafter in monthly installments through July 2017. Advances under the revolving line of credit, which matures in February 2015, carry a variable interest rate equal to the greater of 6.25% or the institution's prime rate plus 3.0%.
As of March 31, 2014 and December 31, 2013, there was no amount outstanding under the revolving line of credit.
Borrowings under the credit facility are secured by substantially all of the Company's tangible assets. The covenants set forth in the loan and security agreement require, among other things, that the Company maintain a specified liquidity ratio of 1.0 , measured monthly over the term of the credit facility. Under the loan agreement, as amended, the Company must maintain a minimum revenue level for 2014 measured monthly on a trailing 12 month basis, that begins at $50 million and is reduced to $45 million through December 2014, and must also comply with certain monthly reporting covenants. Based on the Company's initial assessment of the likelihood of maintaining compliance with this financial covenant following the termination of its agreement with Health Diagnostic Laboratory, Inc. on March 28, 2014, the full balance of the Company's $15.8 million of long-term debt is classified as current as of March 31, 2014 and December 31, 2013 on the accompanying balance sheets.
As of March 31, 2014 and December 31, 2013, the Company was in compliance with all financial and non-financial covenants under this credit facility, as modified.
5. Net Loss Per Share
Net Loss Per Share
The Company computes basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common share equivalents. Diluted net loss per share is computed on the basis of the weighted average number of shares of common stock plus dilutive potential common share equivalents during the period, consisting of incremental common shares deemed outstanding from the assumed exercise of common stock options, warrants and restricted stock units. The dilutive effect of common share equivalents is reflected in diluted earnings per shares by application of treasury stock method. Under the treasury stock method, earnings per share data is computed as if the common share equivalents were outstanding at the beginning of the period (or at the time of issuance, if later) and as if the funds obtained from exercise of the common share equivalents were used to purchase common stock at the average market price during the period.

Because of their anti-dilutive effect, the following common stock equivalents, consisting of common stock options, warrants and restricted stock units, have been excluded from the diluted loss per share calculations for the respective periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents:	2014	2013
Common Stock Options and Warrants	1,982,466	2,361,516
Restricted Stock Units	156,702	53,286
Total	2,139,168	2,414,802

6. Equity Transactions and Share-Based Compensation
2012 Equity Incentive Plan
As of March 31, 2014, the Company had one active share-based compensation plan, the 2012 Equity Incentive Plan (the "2012 Plan"), under which it has granted stock options and restricted stock units. The Company estimates the fair value of its share-based payment awards on the grant date. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, based on the total number of awards expected to vest. The 2012 Plan will terminate on May 24, 2022, unless sooner terminated by the Company's Board of Directors.
Restricted Stock Units
During the three months ended March 31, 2014, the Company's Board of Directors granted 52,884 restricted stock units ("RSUs") to the Company's President and Chief Executive Officer ("CEO") at a weighted average grant-date fair value of $4.16 per share. During the three months ended March 31, 2014, the Company issued approximately 4,100 shares of outstanding common stock upon the vesting and settlement of RSUs, with a total fair value of $12,000.
Each RSU represents the contingent right to receive one share of common stock of the Company. The RSUs granted to the CEO vest 100% on the three-year anniversary of the grant date.
Stock Options
During the three months ended March 31, 2014, the Company's Board of Directors granted stock options under the 2012 Plan to purchase an aggregate of 317,306 shares to the CEO at a weighted average exercise price of $4.16 per share and a weighted average grant-date fair value of $1.57 per share. The stock options granted to the CEO vest in equal quarterly installments over a four year period. During the three months ended March 31, 2014, the Company issued approximately 34,000 shares of outstanding common stock upon the exercise of stock options, at a weighted average exercise price of $2.65 a share.

The Company recognized non-cash stock-based compensation expense, for both RSUs and stock options, to employees in its research and development, sales and marketing and general and administrative functions as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$8	$7
Research and development	108	102
Sales and marketing	38	43
General and administrative	149	99
Total:	$303	$251

7. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. For each of the three months ended March 31, 2014 and 2013, no provision or benefits for income taxes have been recorded. The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company's assessment regarding the realizability of these net deferred tax assets in future periods. At March 31, 2014, the Company had no unrecognized tax benefits that would affect the Company's effective tax rate. The Company's effective tax rate for each of the three months ended March 31, 2014 and 2013 was 0%.
8. Commitments and Contingencies
Leases
The Company leases an aggregate of approximately 83,000 square feet of office and laboratory space under a long-term lease agreement that expires on September 30, 2022. The lease contains fixed scheduled rent escalations, $0.9 million of rent concession and $1.8 million of leasehold improvement incentives. In connection with the lease, the Company obtained a $1.5 million letter of credit secured by restricted cash. In June 2013, the required amount for the letter of credit secured by restricted cash was reduced to $0.5 million. The Company also leases office equipment and software licenses through operating leases. Rent expense is calculated on a straight-line basis over the term of the lease.
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
9. Subsequent Events
Exit and Disposal Activities - Workforce Reduction
In May 2014, the Company implemented a workforce reduction to reduce approximately 22 positions throughout the Company, impacting positions in operations, research and development and administration. The workforce reduction is related to its plan to improve operational efficiencies and other cost-cutting measures. The Company expects to record total charges for severance, related benefits and other costs of approximately $1.0 million during the second quarter of 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of LipoScience, Inc. (“we,” “us”, “our” or the “Company”) should be read in conjunction with our unaudited financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and with our audited financial statements and related notes for the fiscal year ended December 31, 2013 appearing in our Annual Report on Form 10-K filed with the SEC on March 28, 2014, (our "2013 Form 10-K".)

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the "safe harbor" created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as "believe," "expect," "may," "will," "should," "could," "seek," "intend," "plan," "estimate," "anticipate" or other comparable terms. Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: our industry, business strategy, goals and expectations concerning our future operations, performance or results, profitability, capital expenditures, liquidity and capital resources, timing or anticipated results of our FDA submissions and other financial and operating information. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our 2013 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward -looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
We are a clinical diagnostic company pioneering a new field of personalized diagnostics based on nuclear magnetic resonance, NMR, technology. Our first diagnostic test, the NMR LipoProfile® test, directly measures the number of low density lipoprotein, or LDL, particles, also known as LDL-P, in a blood sample and provides physicians and their patients with actionable information to personalize management of risk for heart disease.
Our strategy is to continue to advance patient care by converting clinicians, and the clinical diagnostic laboratories they use, from traditional cholesterol testing to our NMR LipoProfile test for the management of patients at risk for cardiovascular disease, with the goal of ultimately becoming the preferred choice by physicians for the management of patients with cardiovascular disease. We believe increasing utilization of our test in key markets, increasing market awareness including pursuing inclusion in treatment guidelines, expanding relationships with clinical diagnostic laboratories and our geographic presence, broadening payor coverage of our test, decentralizing our technology where appropriate and expanding our menu of personalized diagnostic tests to address a broad range of cardiovascular, metabolic and other diseases and are key steps toward achieving this goal.
To date, the NMR LipoProfile test has been ordered over 11 million times, including approximately 2.1 million times during 2013 and approximately 0.5 million times during the three months ended March 31, 2014. The NMR LipoProfile test is reimbursed by a number of governmental and private payors, which we believe collectively represent approximately 150 million covered lives.

We currently perform the vast majority of the NMR LipoProfile tests at our certified and accredited laboratory facilities in Raleigh, North Carolina. We intend to accelerate clinician and clinical diagnostic laboratory adoption of the NMR LipoProfile test and future clinical diagnostic tests by increasing access to our technology platform through strategic placement of our FDA approved automated clinical analyzer, the Vantera system, in third party clinical diagnostic laboratories. The Vantera system requires no previous knowledge of NMR technology to operate and has been designed to significantly simplify complex technology through ease of use and walk-away automation. We started placing the Vantera system on-site with certain selected clinical diagnostic laboratories as well as leading medical centers and hospital outreach laboratories during the second quarter of 2013, which we believe will facilitate their ability to offer our NMR LipoProfile test and other diagnostic tests that we may develop. To date, we have placed the Vantera system in a leading medical center as well as certain selected clinical diagnostic laboratories. We are also in discussions with additional laboratory customers that have indicated a similar interest in the placement of the Vantera system in their laboratories. In addition, we have placed the Vantera system in academic and medical research centers that are collaborating with us to further validate the efficacy of our NMR LipoProfile test, and to develop additional high-value diagnostic assays based on NMR technology. We retain full ownership of any Vantera system placed in third-party clinical diagnostic laboratories and remain responsible for support and maintenance obligations. In general, we expect that the number of Vantera system that will be placed in our clinical diagnostic laboratory customers' facilities will depend on their demonstrated annual production volume for the NMR LipoProfile test and their ability to increase demand for our tests.
We believe that the inherent analytical advantages of NMR technology will also allow us to expand our diagnostic test menu. We are currently developing NMR-based diagnostic tests for use in the prediction of diabetes, including the assessment of insulin resistance, and we are investigating opportunities to develop new diagnostic tests for other diseases.
We have incurred significant losses since our inception. As of March 31, 2014, our accumulated deficit was $62.6 million. We expect to incur operating losses for the next few years.
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
A critical accounting policy is one that is both material to the preparation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. We believe that of our significant accounting policies, the following accounting policies involve a greater degree of judgment and complexity and are the most critical to aid in fully understanding and evaluating our financial condition and results of operations:

•	revenue recognition;

•	accounts receivable and allowance for uncollectible accounts receivable;

•	stock-based compensation expense; and

•	income taxes.
See Note 1 to our financial statements included in our 2013 Form 10-K under the heading "Description of Business and Significant Accounting Policies" for additional information regarding our critical accounting policies, as well as a description of our other significant accounting policies. During the three months ended March 31, 2014, there were no significant changes in our critical accounting policies or estimates from those set forth in our 2013 Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013
The following table sets forth, for the periods indicated, the amounts of certain components of our statements of comprehensive loss and the percentage of total revenues represented by these items, showing period-to-period changes.

	Three Months Ended March 31,				Period-to-period change
	2014	% of Revenues	2013	% of Revenues	Amount	Percentage
	(in thousands, except for percentages)
Revenues	$12,008	100.0%	$13,616	100.0%	$(1,608)	(11.8)%
Cost of revenues	2,614	21.8	2,850	20.9	(236)	(8.3)
Gross profit	9,394	78.2	10,766	79.1	(1,372)	(12.7)
Operating expenses:
Research and development	2,560	21.3	3,132	23.0	(572)	(18.3)
Sales and marketing	5,100	42.5	6,659	48.9	(1,559)	(23.4)
General and administrative	3,347	27.9	3,307	24.3	40	1.2
Total operating expenses	11,007	91.7	13,098	96.2	(2,091)	(16.0)
Loss from operations	(1,613)	(13.4)	(2,332)	(17.1)	719	*
Total other expense	(430)	(3.6)	(516)	(3.8)	86	*
Loss before taxes	(2,043)	(17.0)	(2,848)	(20.9)	805	*
Net loss	$(2,043)	(17.0)%	$(2,848)	(20.9)%	$805	*
 * Percentage not meaningful
Revenues
Substantially all of our revenues are currently derived from sales of our NMR LipoProfile test to clinical diagnostic laboratories, clinicians and other healthcare professionals for use in patient care. For the three months ended March 31, 2014 and 2013, sales of the NMR LipoProfile test represented approximately 97% and 96%, respectively, of our total revenues. The remainder of our revenues is derived from contract research arrangements as well as sales of standard analytical chemistry tests, which we refer to as ancillary tests, requested by clinicians in conjunction with our NMR LipoProfile test. Ancillary tests are FDA-approved blood tests that most clinical laboratories can process but that may be ordered from us at the same time as the NMR LipoProfile test for convenience. These tests are not run on our NMR technology platform, but instead are run on a traditional chemistry analyzer.
In mid-March 2014, Health Diagnostic Laboratory, Inc. ("HDL Inc."), which accounted for 33%, 32% and 21% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively, announced its own LDL-P test and began making the test available to its customers. We believe our NMR LipoProfile test has significant advantages over HDL Inc.'s non-FDA cleared test and that it is critical that physicians are able to differentiate with certainty which test result they are receiving. We plan to aggressively market to physicians the advantages of our NMR LipoProfile test, the only FDA-cleared test that quantifies the number of LDL-P, versus the HDL Inc. laboratory-developed test (LDT) that has not demonstrated clinical efficacy nor undergone the rigor of an FDA-clearance process. Accordingly, on March 28, 2014, we notified HDL Inc. that we were terminating our agreement with HDL Inc. effective June 26, 2014. Over time, we believe that we will be able to mitigate the effects of loss of revenues from HDL Inc. through our relationships with other national, regional and local labs and by alerting physicians to use clinical laboratory customers that offer the FDA-cleared NMR LipoProfile test. However, in the short and medium term, we expect our revenues to be impacted negatively, potentially significantly so.
Total revenues decreased by 11.8% to $12.0 million for the three months ended March 31, 2014 from $13.6 million for the three months ended March 31, 2013. Revenues from sales of our NMR LipoProfile test decreased to $11.6 million for the three months ended March 31, 2014 from $13.1 million for the three months ended March 31, 2013, resulting from both a reduction in in the number of NMR LipoProfile tests sold and an overall decline in average selling price.

The overall number of NMR LipoProfile tests decreased by 6.5% to approximately 485,000 tests for the three months ended March 31, 2014 from approximately 518,000 tests for the three months ended March 31, 2013. This volume reduction is largely attributable to the lingering wintry weather experienced in much of the U.S. coupled with the termination of the HDL Inc. agreement. The overall average selling price of NMR LipoProfile tests decreased 5.4% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This decrease in average selling price was primarily the result of lower contracted pricing for some clinical laboratory customers and the continuing shift in channel mix toward high-volume clinical laboratory customers. The percentage of our total NMR LipoProfile tests sold through direct distribution channels decreased from 3% for the three months ended March 31, 2013 to 2% for the three months ended March 31, 2014.
Revenues from sales of ancillary tests decreased to $0.2 million for the three months ended March 31, 2014 from $0.3 million for the three months ended March 31, 2013. The decrease in revenues from these ancillary tests was due to lower test volumes. Revenues from our clinical research clients were $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.
The following table presents our revenues by service offering and source:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
NMR LipoProfile tests	$11,589	$13,090
Ancillary tests	156	308
Research contracts	263	218
Total revenues	$12,008	$13,616
Our revenues are driven by both test volume and the average selling price of our NMR LipoProfile test. For the three months ended March 31, 2014, we generated 92% of our total revenues from clinical diagnostic laboratory customers. We expect to continue to increase the proportion of NMR LipoProfile tests performed through clinical diagnostic laboratories, both under Vantera system placement arrangements and arrangements under which we perform the test for them at our own facility, as compared to our direct distribution channel in which clinicians order the test directly from us. The average selling price of our tests sold to these laboratories is less than that for tests we sell directly to clinicians, and therefore we expect that our overall average selling price will continue to decline in the future. For direct sales, the price we ultimately receive depends upon the level of reimbursement we receive from Medicare or commercial insurance carriers. Clinical diagnostic laboratories purchase our test at prices that we negotiate with them, which will continue to be the case for NMR LipoProfile tests performed using the Vantera system, whether the analyzer is located on-site at the customer's laboratory or at our own facility. Our clinical diagnostic laboratory customers are responsible for obtaining reimbursement from third-party payors or directly from patients.
We expect declines in our average selling price to continue if we are successful in placing additional Vantera system in third-party laboratories, as the price we receive for a test performed on-site at third-party laboratories using the Vantera system will generally be less than the price for the same test performed at our own facility. Our business model contemplates that this decline in average selling price will be offset by increases in test volumes, if demand increases through growth with our clinical diagnostic laboratory customers.
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

Cost of Revenues and Gross Margin
Cost of revenues consists of direct labor expenses, including employee benefits and stock-based compensation expenses, cost of laboratory supplies, freight costs, depreciation of laboratory equipment, leasehold improvements, royalties paid under license agreements and certain allocated overhead expenses. Since the Vantera system became commercially available in December 2012, our placement costs and associated service and maintenance support have been included in cost of revenues. Cost of revenues decreased by 8.3%, to $2.6 million for the three months ended March 31, 2014 from $2.9 million for the three months ended March 31, 2013. This decrease primarily related to $0.2 million in lower materials and freight costs due to decreased unit volumes sold during the quarter coupled with lower negotiated vendor pricing, and fewer ancillary tests performed. Our cost of revenues represented approximately 22% and 21% during the three months ended March 31, 2014 and 2013, respectively, of our total revenues.
Our gross profit represents total revenues less the cost of revenues, and gross margin is gross profit expressed as a percentage of total revenues. Gross margin decreased to 78.2% for the three months ended March 31, 2014 from 79.1% for the three months ended March 31, 2013. The decrease we experienced in gross margin was primarily attributable to lower revenues for the three month period ended March 31, 2014.
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
Research and development expenses decreased by 18.3% to $2.6 million for the three months ended March 31, 2014 from $3.1 million for the three months ended March 31, 2013. This decrease was primarily the result of $0.4 million lower consulting fees related to conducting external research and development studies in support of our publication efforts and other engineering projects that were completed in 2013. As a percentage of total revenues, research and development expenses decreased to 21.3% for the three months ended March 31, 2014, as compared to 23.0% for the three months ended March 31, 2013.
Sales and Marketing Expenses
Our sales and marketing expenses include costs associated with our sales organization, including our direct sales force and sales management, and our marketing and managed care personnel. These expenses consist principally of salaries, commissions, bonuses and employee benefits for these personnel, including stock-based compensation, as well as travel costs related to sales and marketing activities, marketing and medical education activities and allocated overhead expenses. We expense all sales and marketing costs as incurred.
Sales and marketing expenses decreased by 23.4%, to $5.1 million for the three months ended March 31, 2014 from $6.7 million for the three months ended March 31, 2013. This decrease was primarily due to a $1.0 million reduction in compensation and benefit costs, training, and travel and entertainment-related expenses as a result of reduced staff levels. We also experienced $0.4 million in lower marketing expenses including consulting services, associated with various marketing programs, medical education and campaign efforts. As a percentage of total revenues, sales and marketing expenses decreased to 42.5% for the three months ended March 31, 2014 from 48.9% for the three months ended March 31, 2013.
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
General and administrative expenses increased by 1.2%, to $3.3 million for the three months ended March 31, 2014 from $3.3 million for the three months ended March 31, 2013. The general and administrative expenses of $3.3 million for the three months ended March 31, 2014 included approximately $0.4 million in severance payments in connection with the workforce reduction completed in January 2014. As a percentage of total revenues, general and administrative expenses increased to 27.9% for the three months ended March 31, 2014, compared to 24.3% for the three months ended March 31, 2013.

Other Expense
Other expense consists primarily of interest expense on our loan balances and the amortization of debt discounts and debt issuance costs. We amortize both debt discounts and debt issuance costs over the life of the loan and report them as interest expense in our statements of comprehensive loss.
Other expense decreased to $0.4 million for the three months ended March 31, 2014 from $0.5 million for the three months ended March 31, 2013. The decrease was primarily attributable to a $0.1 million decrease in interest expense compared to the prior year period.
Seasonality
Our financial results may vary significantly from quarter to quarter as a result of many factors, many of which are outside our control. For example, we expect that the volume of the NMR LipoProfile tests ordered will generally decline due to adverse weather conditions, and during the summer months as well as holiday periods, when patients are less likely to visit their healthcare providers. As a result, comparison of our results of operations for successive quarters may not accurately reflect trends or results for the full year. Our historical results should not be considered a reliable indicator of our future results of operations.
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
Workforce Reduction
In May 2014, we implemented a workforce reduction to reduce approximately 22 positions throughout the Company, impacting positions in operations, research and development and administration. The workforce reduction is related to its plan to improve operational efficiencies and other cost-cutting measures. We expect to record total charges for severance, related benefits and other costs of approximately $1.0 million during the second quarter of 2014.
Liquidity and Capital Resources
Sources of Liquidity
On January 30, 2013, we completed our initial public offering (our "IPO"), in which we sold 5,750,000 shares of common stock and received net proceeds of $44.4 million, after deducting underwriting discounts and offering-related expenses paid by us. Prior to our IPO, we funded our operations principally through private placements of our capital stock, bank borrowings and, since 2009, cash flows from operations.
In December 2012, we entered into a credit facility with Square 1 and Oxford Finance and repaid the outstanding balance under a previous facility. The current credit facility provides for term loans from Oxford Finance of $10.0 million, a term loan from Square 1 of $6.0 million and a revolving line of credit with Square 1 of up to $6.0 million. Our borrowing capacity under the line of credit is subject to borrowing base limitations related to our eligible accounts receivable. Interest on the term loans accrues at a fixed annual rate of 9.5%, while advances under the line of credit continue to carry a variable interest rate equal to the greater of 6.25% or the prime rate plus 3.0%. We are required only to make interest payments on the term loans, as amended, through January 2015, and then repayments of principal and interest amounts due under the term loans will continue in monthly installments through July 2017. The revolving line of credit matures in February 2015.
As of March 31, 2014, the term loans from Oxford Finance had an outstanding balance of $9.8 million, net of debt discount in the amount of $0.1 million, and the term loan from Square 1 had an outstanding balance of $6.0 million, net of debt discount in the amount of $47,000. As of March 31, 2014, we did not have any outstanding borrowings under the revolving line of credit and therefore had up to $6.0 million in available borrowing capacity.

Borrowings under the credit facility are secured by substantially all of our assets other than our intellectual property. The covenants set forth in the loan and security agreement require, among other things, that we maintain a specified liquidity ratio of 1.0, measured monthly over the term of the facility. Our liquidity ratio was approximately 2.4 as of March 31, 2014. We are also required to maintain a minimum revenue level for 2014 measured monthly on a trailing 12 months basis, that begins at $50 million and is reduced to $45 million through December 2014. Based on management's initial assessment of the likelihood of maintaining compliance with this financial covenant following the termination of our agreement with Health Diagnostic Laboratory, Inc. on March 28, 2014, the full balance of our $15.8 million of long-term debt is classified as current as of March 31, 2014 and December 31, 2013. We are currently working with our lenders to modify this financial covenant to prevent our failing to maintain compliance.
While we expect to negotiate and enter the amendment during the second quarter of 2014, if we are unsuccessful in doing so or otherwise fail to maintain compliance with the covenants and our other obligations under the credit facility, the lenders would be able to accelerate the required repayment of amounts due under the loan and security agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$45,050	$55,047
Accounts receivable, net	5,837	7,098

Operating activities	$(2,762)	$(5,764)
Investing activities	(1,853)	(1,241)
Financing activities	91	37,284
Net (decrease) increase in cash and cash equivalents	$(4,524)	$30,279
Our cash and cash equivalents at March 31, 2014 and 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Restricted cash, which totaled $0.5 million at March 31, 2014 and 2013, is not included in cash and cash equivalents. Restricted cash consists primarily of money market funds that secure letters of credit related to operating leases for our office and laboratory space.
Cash Flows for the Three Months Ended March 31, 2014 and 2013
Operating Activities
Net cash used in operating activities was $2.8 million during the three months ended March 31, 2014, which included a net loss of $2.0 million partially offset by net non-cash items of $0.9 million. Non-cash items for the three months ended March 31, 2014 consisted primarily of depreciation and amortization expense of $0.5 million and stock-based compensation expense of $0.3 million. We also had a net cash outflow from changes in operating assets and liabilities of $1.6 million during the three months ended March 31, 2014. The significant items in the changes in operating assets and liabilities included a decrease of $1.1 million in accounts payable and accrued expenses and an increase of $0.5 million in prepaid expenses and other assets. The decrease in accounts payable and accrued expenses was due primarily to the timing of disbursements. The increase in prepaid expenses and other assets is due to timing of prepaid insurance premium payments.

Net cash used in operating activities was $5.8 million during the three months ended March 31, 2013, which included a net loss of $2.8 million partially offset by net non-cash items of $0.7 million. Non-cash items for the three months ended March 31, 2013 consisted primarily of depreciation and amortization expense of $0.4 million and stock-based compensation expense of $0.3 million. We also had a net cash outflow from changes in operating assets and liabilities of $3.6 million during the period. The significant items in the changes in operating assets and liabilities included an increase of $1.9 million in accounts receivable, an increase of $0.3 million in prepaid expenses and a decrease of $1.3 million in accounts payable and accrued expenses. The increase in accounts receivable was due primarily to the timing of collections. The decrease in accounts payable and accrued expenses was due primarily to the timing of disbursements.
Investing Activities
Net cash used in investing activities was $1.9 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. The amounts related primarily to purchases of property and equipment and costs associated with maintaining our patent and trademark portfolio. The purchases of property and equipment during the three months ended March 31, 2014 consist primarily of hardware component purchases and associated installation costs from third-party manufacturers for the Vantera system. The purchases of property and equipment during the three months ended March 31, 2013 were primarily for leasehold improvements related to our facilities, computer and furniture for general office use due to increased headcount as well as IT equipment used in test production. The capitalized patent and trademark costs during the each of three months ended March 31, 2014 and 2013 were primarily for pending domestic and international patent applications and prosecution.
Financing Activities
Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2014, consisting of net proceeds from exercise of stock options.
Net cash provided by financing activities was $37.3 million during the three months ended March 31, 2013, consisting primarily of net proceeds from issuance of common stock in connection with our IPO of $47.4 million, net of $4.4 million of underwriting discounts and commissions, and net proceeds from exercises of stock options of $0.1 million, partially offset by Series F accrued dividend payments of $5.2 million and repayment in full of our revolving line of credit in the amount of $5.0 million.
Operating and Capital Expenditure Requirements
We expect our operating expenses to decrease in the near term as a result of our cost reduction efforts in light of our current performance. However, we expect to incur operating losses over the next few years and expect that our operating expenses will increase once we establish consistent and sustainable revenue growth. Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, capital expenditures, working capital, debt service and general corporate expenses.
We believe our current cash and cash equivalents balances, which include the net proceeds from our IPO, together with the available borrowing capacity under our credit facilities, will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we continue to execute on our strategy to broaden medical policy coverage, expand our geographic presence and grow our customer base.
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
Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in discussed in Part I, Item 1A., “Risk Factors” in our 2013 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect.

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

Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt obligations, operating lease obligations and purchase obligations. No material changes outside the ordinary course of business have occurred in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 28, 2014.
Recent Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide clarification, and are intended to reduce diversity in practice, on the financial statement presentation of unrecognized tax benefits. The guidance specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public companies, the amendments that are subject to this update are effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted this guidance beginning in the first quarter of 2014. The adoption of this guidance had no material impact on our financial position, results of operations or cash flows.
In March 2014, the FASB issued ASU No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this update cover a wide range of topics in the Accounting Standards Codification and are limited to amendments related to the Master Glossary of the Accounting Standards Codification. The amendments include technical corrections related to glossary links, glossary term deletions and glossary term name changes. For public companies, the amendments of this update are effective upon the March 14, 2014 issuance date. Accordingly, we adopted this update upon issuance. The adoption of this new guidance had no material impact to our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments. Our exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding our market risk position from the information provided under Part II, Item 7A., "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.
Item 1A. Risk Factors
In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
 (b) Use of Proceeds from Initial Public Offering of Common Stock
On January 24, 2013, our Registration Statement on Form S-1, as amended (Reg. No. 333-175102) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 5,750,000 shares at a price to the public of $9.00 per share, including the full exercise of the underwriters' option to purchase additional shares. The offering closed on January 30, 2013, as a result of which we received net proceeds of approximately $44.4 million after underwriting discounts of approximately $3.4 million and offering-related expenses paid by us of approximately $4.0 million. We did not receive any proceeds from the shares sold by the selling stockholders. The joint managing underwriters of the offering were Barclays Capital Inc., UBS Securities LLC and Piper Jaffray & Co. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than (i) payments of an aggregate of $3.9 million in respect of accrued dividends on shares of convertible preferred stock held by investors affiliated with our directors, which shares were converted into shares of common stock upon the closing of the IPO, and (ii) payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on January 25, 2013.

Item 6. Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10.1 +
Employment Agreement, dated January 17, 2014, by and between the Registrant and Howard Doran (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 22, 2014, and incorporated by reference herein).

10.2 +
Senior Leadership Team Annual Incentive Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2014, and incorporated by reference herein).

10.3
Third Amendment to Loan and Security Agreement, dated as of January 19, 2014, by and among the Registrant, Oxford Finance LLC and Square 1 Bank (previously filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated by reference herein).

10.4 +	Employment Agreement, dated May 6, 2014, by and between the Registrant and William Cromwell, M.D.

10.5 +	Employment Agreement, dated May 15, 2014, by and between the Registrant and Philip Hilldale.

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
Lucy G. Martindale Executive Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial Officer)
Date: May 15, 2014