Form 10-K/A
period 2013-12-31
LIPOSCIENCE INC
filed 2014-07-01
CIK 1168197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE
LipoScience, Inc. (the "Registrant") has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 originally filed on March 28, 2014 (the “Form 10-K”) for the purpose of filing Exhibits 10.45, 10.46 and 10.47 to the Form 10-K. No revisions are being made to the Registrant’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.
This Amendment is an exhibit-only filing to add three exhibits that were inadvertently omitted from the Form 10-K. This Amendment is being filed solely to add Exhibit 10.45, Exhibit 10.46 and Exhibit 10.47. Except for the addition of Exhibits 10.45, 10.46 and 10.47, this Amendment does not update any exhibits as originally filed.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report.
1. Financial Statements
The financial statements are included under Part II, Item 8 of the Form 10-K.
2. Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.
3. Exhibits
The exhibits required to be filed as part of this Amendment are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIPOSCIENCE, INC.
(Registrant)

By:	/s/ LUCY G. MARTINDALE
Lucy G. Martindale Executive Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial Officer)
Date: July 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HOWARD B. DORAN, JR.	President, Chief Executive Officer and Director (Principal Executive Officer)	July 1, 2014
Howard B. Doran, Jr.

/S/ LUCY G. MARTINDALE	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 1, 2014
Lucy G. Martindale

*	Chairman of the Board of Directors	July 1, 2014
Buzz Benson

*	Director	July 1, 2014
Robert J. Greczyn Jr.

*	Director	July 1, 2014
Jeffrey T. Barber

*	Director	July 1, 2014
Daniel J. Levangie

*	Director	July 1, 2014
J. Robert Hurley

*	Director	July 1, 2014
Roderick A. Young
* By signature set forth below, the undersigned, pursuant to the duly authorized powers of attorney filed with the Securities and Exchange Commission, has signed this Amendment No. 1 to Annual Report on Form 10-K/A on behalf of the persons indicated.

By:	/s/ LUCY G. MARTINDALE
Lucy G. Martindale Attorney-in-Fact
Date: July 1, 2014

Exhibit Index

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
4.1 (3)	Specimen stock certificate evidencing shares of Common Stock.
10.1 (4)	Loan and Security Agreement, dated as of December 20, 2012, by and among the Registrant, Oxford Finance LLC and Square 1 Bank.
10.2 (5)	Warrant to purchase Series E preferred stock issued to Square 1 Bank, dated December 20, 2012.
10.3.1 (6)	Warrant No. 1 to purchase Series E preferred stock issued to Oxford Finance LLC, dated December 20, 2012.
10.3.2 (7)	Warrant No. 2 to purchase Series E preferred stock issued to Oxford Finance LLC, dated December 20, 2012.
10.4 (8)	Warrant to purchase Series F preferred stock issued to Silicon Valley Bank, dated December 13, 2006.
10.5 (9)	Warrant to purchase Series F preferred stock issued to Square 1 Bank, dated February 7, 2008.
10.6 (10)	Warrant to purchase Series F preferred stock issued to Square 1 Bank, dated March 31, 2011.
10.7 (11)	Second Amended and Restated Investor Rights Agreement, dated as of August 2, 2006 and as amended to date, by and among the Registrant and certain of its stockholders.
10.8 (12)	Standard Lease, dated as of October 4, 2001, as amended on March 5, 2002 and August 28, 2002, by and between the Registrant and Parker-Raleigh Development XXX, LLC.
10.8.1 (13)	Lease Amendment No. 3, dated as of November 29, 2011, by and between the Registrant and Raleigh Portfolio JH, LLC, as successor to Parker-Raleigh Development XXX, LLC.
10.9† (14)	Agreement, dated as of September 28, 2012, by and between the Registrant and Laboratory Corporation of America Holdings.
10.10† (15)	Supply Agreement, dated as of July 16, 2012, by and between the Registrant and Agilent Technologies, Inc.
10.11† (16)	Production Agreement, dated as of June 26, 2009, by and between the Registrant and KMC Systems, Inc.
10.12† (17)	License Agreement, dated as of May 9, 1997, as amended on January 10, 2001 and October 11, 2010, by and between the Registrant and North Carolina State University.
10.13+ (18)	1997 Stock Option Plan, as amended to date.
10.14+ (19)	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan.
10.15+ (20)	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan with modified change of control provisions.
10.16+ (21)	Form of Nonqualified Stock Option Agreement under 1997 Stock Option Plan.
10.17+ (22)	2007 Stock Incentive Plan, as amended through July 29, 2010.
10.18+ (23)	Fourth Amendment to 2007 Stock Incentive Plan, effective as of August 27, 2012.
10.19+ (24)	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan.
10.20+ (25)	Form of Nonqualified Stock Option Agreement under 2007 Stock Incentive Plan.
10.21+ (26)	Form of Nonqualified Stock Option Agreement under 2007 Stock Incentive Plan for initial grants to directors.
10.22+ (27)	Form of Nonqualified Stock Option Agreement under 2007 Stock Incentive Plan for annual grants to directors.
10.23+ (28)	Form of Nonqualified Stock Option Agreement under 2007 Stock Incentive Plan for grants to committee chairpersons.

Exhibit Number	Description of Document
10.24+ (29)	Form of Restricted Stock Purchase Agreement under 2007 Stock Incentive Plan.
10.25+ (30)	2012 Equity Incentive Plan.
10.26+ (31)	Form of Stock Option Grant Notice and Stock Option Agreement under 2012 Equity Incentive Plan.
10.27+ (32)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2012 Equity Incentive Plan.
10.28+ (33)	Non-Employee Director Compensation Plan.
10.29 (34)	Form of Indemnification Agreement between the Registrant and certain of its directors.
10.30 (35)	Form of Indemnification Agreement between the Registrant and certain of its directors affiliated with stockholders.
10.31+ (36)	2012 Employee Stock Purchase Plan.
10.32+ (38)	Amended and Restated Employment Agreement, dated as of March 26, 2013, by and between the Registrant and Richard O. Brajer.
10.33+ (39)	Amended and Restated Employment Agreement, dated as of March 25, 2013, by and between the Registrant and Lucy G. Martindale.
10.34+ (40)	Employment Agreement, dated as of January 9, 2013, by and between the Registrant and Robert M. Honigberg.
10.35+ (41)	Amended and Restated Employment Agreement, dated as of March 25, 2013, by and between the Registrant and Timothy J. Fischer.
10.36+ (42)	Amended and Restated Employment Agreement, dated as of March 25, 2013, by and between the Registrant and Thomas S. Clement.
10.37+ (37)	Executive Severance Benefit Plan.
10.38+ (43)	2012 Corporate Goals for Strategic Leadership Team.
10.39+ † (44)	2013 Corporate Goals for Strategic Leadership Team.
10.40 (45)	First Amendment to Loan and Security Agreement, dated as of June 11, 2013, by and among the Registrant, Oxford Finance LLC and Square 1 Bank.
10.41 (46)	Lease Amendment No. 4, dated as of June 11, 2013, by and between the Registrant and Raleigh Portfolio JH, LLC, as successor of Parker-Raleigh Development XXX, LLC.
10.42† (47)	Amendment to Production Agreement, dated as of July 1, 2013, by and between the Registrant and KMC Systems, Inc.
10.43*	Second Amendment to Loan and Security Agreement, dated as of October 31, 2013, by and among the Registrant, Oxford Finance LLC and Square 1 Bank.
10.44*	Third Amendment to Loan and Security Agreement, dated as of January 19, 2014, by and among the Registrant, Oxford Finance LLC and Square 1 Bank.
10.45+ **	Employment Agreement, dated as of March 22, 2013, by and between the Registrant and E. Duffy McDonald.
10.46+ **	Amended and Restated Employment Agreement, dated as of March 25, 2013, by and between the Registrant and James D. Otvos, Ph.D.
10.47+ **	Employment Agreement, dated July 29, 2013, by and between the Registrant and Kathryn F. Twiddy.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (contained on signature page hereto).
31.1*
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.3**
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.4**
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

Exhibit Number	Description of Document
101.INS* ††	XBRL Instance Document
101.SCH* ††	XBRL Taxonomy Extension Schema
101.CAL* ††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF* ††	XBRL Taxonomy Extension Definition Linkbase
101.LAB* ††	XBRL Taxonomy Extension Label Linkbase
101.PRE* ††	XBRL Taxonomy Extension Presentation Linkbase

_______________________

*	Previously filed or furnished with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014.

**	Filed herewith.

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.

††
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