Form 10-Q
period 2014-06-30
LIPOSCIENCE INC
filed 2014-08-13
CIK 1168197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on August 8, 2014 was 15,276,491.

LipoScience, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LipoScience, Inc.
Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$42,789	$49,574
Accounts receivable, net	4,352	5,821
Inventories	191	224
Prepaid expenses and other	1,095	972
Total current assets	48,427	56,591
Property and equipment, net of accumulated depreciation of $12,706 and $12,608 at June 30, 2014 and December 31, 2013, respectively	16,336	13,955
Other noncurrent assets:
Restricted cash	502	502
Intangible assets, net	863	841
Deferred financing costs	53	64
Other assets	35	45
Total other noncurrent assets	1,453	1,452
Total assets	$66,216	$71,998
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,437	$2,045
Accrued expenses	3,939	3,744
Current maturities of long-term debt	2,411	—
Long-term debt reclassified to current	—	15,816
Total current liabilities	7,787	21,605
Long-term liabilities:
Long-term debt, less current maturities	13,437	—
Other long-term liabilities	2,577	2,635
Total liabilities	23,801	24,240
Stockholders’ equity:
Common stock, $.001 par value; 75,000,000 shares authorized; 15,270,696 and 15,188,861 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	15	15
Preferred stock, $.001 par value; 5,000,000 shares authorized; issuable in series, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	109,027	108,271
Accumulated deficit	(66,627)	(60,528)
Total stockholders’ equity	42,415	47,758
Total liabilities and stockholders’ equity	$66,216	$71,998

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$9,045	$13,311	$21,053	$26,927
Cost of revenues	2,461	2,616	5,075	5,466
Gross profit	6,584	10,695	15,978	21,461
Operating expenses:
Research and development	2,057	3,118	4,617	6,250
Sales and marketing	4,975	6,802	10,075	13,461
General and administrative	3,177	2,770	6,524	6,077
Total operating expenses	10,209	12,690	21,216	25,788
Loss from operations	(3,625)	(1,995)	(5,238)	(4,327)
Other expense:
Interest income	6	26	11	47
Interest expense	(437)	(468)	(872)	(998)
Other expense	—	(7)	—	(14)
Total other expense	(431)	(449)	(861)	(965)
Net loss	$(4,056)	$(2,444)	$(6,099)	$(5,292)
Net loss per share—basic and diluted	$(0.27)	$(0.17)	$(0.40)	$(0.36)
Weighted average shares used to compute basic and diluted net loss per share	15,250,060	14,670,779	15,232,251	14,670,779
Comprehensive loss	$(4,056)	$(2,444)	$(6,099)	$(5,292)

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013

Operating activities
Net loss	$(6,099)	$(5,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,048	775
Amortization of deferred financing costs	11	18
Amortization of debt discount	32	52
Stock-based compensation expense	572	552
Fair value remeasurement of preferred stock warrant liability	—	(2)
Loss on sale or disposal of equipment	31	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,469	(1,700)
Inventories	33	(125)
Prepaid expenses and other	(198)	(156)
Accounts payable and accrued expenses	(418)	(1,057)
Other non-current assets	10	(36)
Other long-term liabilities	(58)	126
Net cash used in operating activities	(3,567)	(6,845)
Investing activities
Purchases of property and equipment	(3,462)	(1,920)
Capitalized patent and trademark costs	(39)	(80)
Proceeds from sale of equipment	100	—
Net cash used in investing activities	(3,401)	(2,000)
Financing activities
Payments on revolving line of credit	—	(5,000)
Payments of Series F redeemable convertible preferred stock accrued dividends	—	(5,200)
Changes in restricted cash	—	1,004
Changes in deferred financing costs	—	(6)
Issuance cost of common stock	—	(4,443)
Proceeds from issuance of common stock	—	51,750
Proceeds from exercise of stock options	183	218
Net cash provided by financing activities	183	38,323
Net (decrease) increase in cash and cash equivalents	(6,785)	29,478
Cash and cash equivalents at beginning of period	49,574	24,768
Cash and cash equivalents at end of period	$42,789	$54,246

See accompanying notes to financial statements.

LipoScience, Inc.
Notes to Financial Statements
June 30, 2014
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and the rules and regulations for the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary to state fairly the Company's financial position as of June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The December 31, 2013 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete annual financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and most industry-specific guidance. The new standard affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of nonfinancial assets. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
For public companies, this standard is effective for interim and annual reporting periods beginning after December 15, 2016, and will be effective for the Company in the first quarter of fiscal year 2017. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the method and the impact of the adoption of this standard on its financial statements and disclosures.
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
The fair value of the Company's long-term debt was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate that approximates market rates. This fair value measurement is categorized as Level II under the fair value hierarchy as of June 30, 2014 and December 31, 2013. The carrying value of the Company's long-term debt as of June 30, 2014 and December 31, 2013 approximated fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.
Recurring Fair Value Measurements
Cash and cash equivalents are the Company's only financial instruments that are measured at fair value on a recurring basis. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability. All of the Company's cash equivalents, which consist of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. At June 30, 2014 and December 31, 2013, the fair value of money market funds pledged as security for the Company's office and laboratory space operating lease was $0.5 million, which is included in restricted cash.

4. Long-Term Debt and Line of Credit
The Company had total debt with a carrying value of $15.8 million as of June 30, 2014 and December 31, 2013. Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Long-term debt to financial institutions	$16,000	$16,000
Less unamortized debt discount	(152)	(184)
Less current maturities of long-term debt	(2,411)	—
Long-term debt, less current maturities and unamortized debt discount	$13,437	$15,816
On December 20, 2012, the Company entered into a credit facility with Square 1 and Oxford Finance and repaid the outstanding balance under a previous facility. The current credit facility consists of $16.0 million in term loans and a revolving line of credit of up to $6.0 million in borrowing capacity, subject to certain limitations relating to the Company's eligible accounts receivable. At June 30, 2014, total unamortized debt issuance costs incurred in connection with the current credit facility were $53,000.

As of June 30, 2014, under the credit facility, as amended, the term loans carry interest at a fixed annual rate of 9.5% and are payable in monthly installments of interest only through January 2015 and then principal and interest thereafter in monthly installments through July 2017. Advances under the revolving line of credit, which matures in February 2015, carry a variable interest rate equal to the greater of 6.25% or the institution's prime rate plus 3.0%.
As of June 30, 2014 and December 31, 2013, there was no amount outstanding under the revolving line of credit.
Borrowings under the credit facility are secured by substantially all of the Company's tangible assets. Effective June 29, 2014, the Company entered into a fourth amendment to the loan agreement. Under the loan agreement as amended, the Company must maintain a specified liquidity ratio of 1.25 and a quick ratio of 1.0, measured monthly over the term of the credit facility. The Company must also comply with certain monthly reporting covenants. The fourth amendment eliminated the minimum revenue level covenant. As of December 31, 2013, the full balance of the Company's $15.8 million of long-term debt was classified as current on the accompanying balance sheet, based on the Company's initial assessment of the likelihood of maintaining compliance with the minimum revenue level covenant in 2014 following the termination of its agreement with Health Diagnostic Laboratory, Inc. on March 28, 2014. Based on the Company's assessment of the likelihood of maintaining compliance with its remaining financial covenants, the Company reclassified $13.4 million of amounts outstanding under the loan agreement as long-term debt in the accompanying balance sheet as of June 30, 2014.

As of June 30, 2014 and December 31, 2013, the Company was in compliance with all financial and non-financial covenants under this credit facility, as modified.
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

Because of their anti-dilutive effect, the following common stock equivalents, consisting of common stock options, warrants and restricted stock units, have been excluded from the diluted loss per share calculations for the respective periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents:	2014	2013	2014	2013
Common Stock Options and Warrants	1,822,674	2,329,988	1,822,674	2,329,988
Restricted Stock Units	681,633	56,398	681,633	56,398
Total	2,504,307	2,386,386	2,504,307	2,386,386

6. Equity Transactions and Share-Based Compensation
2012 Equity Incentive Plan
As of June 30, 2014, the Company had one active share-based compensation plan, the 2012 Equity Incentive Plan (the "2012 Plan"), under which it has granted stock options and restricted stock units. The Company estimates the fair value of its share-based payment awards on the grant date. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, based on the total number of awards expected to vest. The 2012 Plan will terminate on May 24, 2022, unless sooner terminated by the Company's Board of Directors.
Restricted Stock Units
During the six months ended June 30, 2014, the Company's Board of Directors approved and granted 634,866 restricted stock units ("RSUs") to certain of the Company's employees and directors at a weighted average grant-date fair value of $3.30 per share. During the six months ended June 30, 2014, the Company issued approximately 5,400 shares of outstanding common stock upon the vesting and settlement of RSUs, with a total fair value of $17,600.
Each RSU represents the contingent right to receive one share of common stock of the Company. The RSUs granted to the Company's employees generally vest over a three year period from the date of grant, or sooner based on the achievement of certain performance vesting criteria. The RSUs granted to non-employee directors generally vest quarterly over a one-year period from the date of grant.
Stock Options
During the six months ended June 30, 2014, the Company's Board of Directors granted stock options under the 2012 Plan to purchase an aggregate of 317,306 shares to the CEO at a weighted average exercise price of $4.16 per share and a weighted average grant-date fair value of $1.57 per share. The stock options granted to the CEO vest in equal quarterly installments over a four year period. During the six months ended June 30, 2014, the Company issued approximately 76,000 shares of outstanding common stock upon the exercise of stock options, at a weighted average exercise price of $2.40 a share.

The Company recognized non-cash stock-based compensation expense, for both RSUs and stock options, to employees in its research and development, sales and marketing and general and administrative functions as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$12	$11	$20	$18
Research and development	12	138	120	240
Sales and marketing	63	47	101	90
General and administrative	182	105	331	204
Total:	$269	$301	$572	$552

7. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. For each of the six months ended June 30, 2014 and 2013, no provision or benefits for income taxes have been recorded. The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company's assessment regarding the realizability of these net deferred tax assets in future periods. At June 30, 2014, the Company had no unrecognized tax benefits that would affect the Company's effective tax rate. The Company's effective tax rate for each of the six months ended June 30, 2014 and 2013 was 0%.
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
9. Workforce Reductions
In January 2014, the Company implemented a workforce reduction to reduce approximately 24 positions throughout the Company, impacting primarily positions in corporate headquarters and field sales. The workforce reduction related to its plan to realign the Company’s cost structure in light of its current revenue performance. The Company recorded total charges for severance, related benefits and other costs of approximately $0.4 million during the first quarter of 2014. The charges incurred are classified in general and administrative expenses on the accompanying statement of comprehensive loss. All charges related to the January workforce reduction were paid during the first six months of 2014.
In May 2014, the Company implemented a second workforce reduction to reduce approximately 22 positions throughout the Company. The workforce reduction impacted positions in operations, research and development and administration and is related to its plan to improve operational efficiencies and other cost-cutting measures. The Company recorded total charges for severance, related benefits and other costs of approximately $1.0 million during the second quarter of 2014. The charges incurred are classified in general and administrative expenses on the accompanying statement of comprehensive loss. The Company paid $0.3 million related to the workforce reduction during the second quarter of 2014, and the remaining $0.7 million of liability is included in accrued expenses at June 30, 2014. The Company expects to make the remaining payments to employees impacted by this workforce reduction through April 2015.

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

Overview
We are a clinical diagnostic company focused on developing diagnostic tests based on nuclear magnetic resonance, NMR, technology to improve the quality of patient care in cardiovascular, metabolic and other diseases. Our first diagnostic test, the NMR LipoProfile® test, directly measures the number of low density lipoprotein, or LDL, particles, also known as LDL-P, in a blood sample and provides physicians and their patients with actionable information to personalize management of risk for heart disease.
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
We have incurred significant losses since our inception. As of June 30, 2014, our accumulated deficit was $66.6 million. We expect to incur operating losses for the next few years.
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
For additional information regarding our critical accounting policies, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K. See Note 1 to our financial statements in our 2013 Form 10-K for a description of our other significant accounting policies. During the six months ended June 30, 2014, there were no significant changes in our critical accounting policies or estimates from those set forth in our 2013 Form 10-K.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Revenues
Substantially all of our revenues are currently derived from sales of our NMR LipoProfile test to clinical diagnostic laboratories, clinicians and other healthcare professionals for use in patient care. For each of the three month and six month periods ended June 30, 2014 and 2013, sales of the NMR LipoProfile test represented approximately 96% of our total revenues. The remainder of our revenues is derived from contract research arrangements as well as sales of standard analytical chemistry tests, which we refer to as ancillary tests, requested by clinicians in conjunction with our NMR LipoProfile test. Ancillary tests are FDA-approved blood tests that most clinical laboratories can process but that may be ordered from us at the same time as the NMR LipoProfile test for convenience. These tests are not run on our NMR technology platform, but instead are run on a traditional chemistry analyzer.
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
The following table presents our revenues by service offering and source (in thousands except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
NMR LipoProfile tests	$8,654	$12,796	$20,243	$25,886
Ancillary tests	154	202	310	510
Research contracts	237	313	500	531
Total revenues	$9,045	$13,311	$21,053	$26,927
Overall period over period percentage change		(32.1)%		(21.8)%
Total revenues decreased by 32.1% to $9.0 million for the three months ended June 30, 2014 from $13.3 million for the three months ended June 30, 2013. Revenues from sales of our NMR LipoProfile test decreased to $8.7 million for the three months ended June 30, 2014 from $12.8 million for the three months ended June 30, 2013. Total revenues decreased by 21.8% to $21.1 million for the six months ended June 30, 2014 from $26.9 million for the six months ended June 30, 2013. Revenues from sales of our NMR LipoProfile test decreased to $20.2 million for the six months ended June 30, 2014 from $25.9 million for the six months ended June 30, 2013. The decrease in revenue in both the three and six month periods primarily resulted from a reduction in the number of NMR LipoProfile tests sold through our wholesale distribution channels.

The overall number of NMR LipoProfile tests decreased by 34.6% to approximately 346,000 tests for the three months ended June 30, 2014 from approximately 529,000 tests for the three months ended June 30, 2013. The overall number of NMR LipoProfile tests decreased by 20.7% to approximately 831,000 tests for the six months ended June 30, 2014 from approximately 1,047,000 tests for the six months ended June 30, 2013. This volume reduction is primarily attributable to the termination of the HDL Inc. agreement. The overall average selling price of NMR LipoProfile tests increased 3.4%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The overall average selling price of NMR LipoProfile tests decreased 1.4% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in average selling price in the three months ended June 30, 2014 compared to 2013 primarily resulted from the termination of the HDL Inc. agreement, as HDL Inc. had lower contracted pricing than certain other wholesale lab customers. The decrease in average selling price in the six months ended June 30, 2014 compared to 2013 was primarily the result of lower contracted pricing for some clinical laboratory customers. The percentage of our total NMR LipoProfile tests sold through direct distribution channels remained relatively consistent at approximately 3% for each of the three and six months ended June 30, 2014 and 2013.
Our revenues are driven by both test volume and the average selling price of our NMR LipoProfile test. For the three and six months ended June 30, 2014, we generated 89% and 91% of our total revenues from clinical diagnostic laboratory customers, respectively. We expect to continue to see the majority of NMR LipoProfile tests performed through clinical diagnostic laboratories, both under Vantera system placement arrangements and arrangements under which we perform the test for them at our own facility, as compared to our direct distribution channel in which clinicians order the test directly from us. While we believe the average selling price of our tests will continue to decline in the future as more of our tests are performed through clinical diagnostic laboratories, we do not expect the average selling price of our tests to erode substantially in the near term. For direct sales, the price we ultimately receive depends upon the level of reimbursement we receive from Medicare or commercial insurance carriers. Clinical diagnostic laboratories purchase our test at prices that we negotiate with them, which will continue to be the case for NMR LipoProfile tests performed using the Vantera system, whether the analyzer is located on-site at the customer's laboratory or at our own facility. Our clinical diagnostic laboratory customers are responsible for obtaining reimbursement from third-party payors or directly from patients.
Revenues from sales of ancillary tests remained relatively consistent at approximately $0.2 million for each of the three months ended June 30, 2014 and 2013. Revenues from sales of ancillary tests decreased to $0.3 million for the six months ended June 30, 2014 from $0.5 million for the six months ended June 30, 2013. The decrease in revenues from ancillary tests during the six months period was due to lower test volumes. Our revenues from ancillary tests, while a diminishing portion of our business, are similarly dependent upon our rates of reimbursement from various payor sources. For example, Medicare reimbursement rates are adjusted annually. Changes in Medicare reimbursement rates are dependent on a number of factors that we cannot predict. Reductions in reimbursement rates for these ancillary tests would reduce our overall revenues from these tests.
Revenues from our clinical research clients were $0.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Revenues from our clinical research clients remained relatively consistent at approximately $0.5 million for each of the six months ended June 30, 2014 and 2013.
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

The following table presents our cost of revenues and gross margin for the periods presented (in thousands except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Cost of revenue	$2,461	$2,616	$(155)	$5,075	$5,466	$(391)
Cost of revenue as a % of revenue	27.2%	19.7%	(6.0)%	24.1%	20.3%	(7.2)%
Gross profit	$6,584	$10,695	$(4,111)	$15,978	$21,461	$(5,483)
Gross margin	72.8%	80.3%	(38.4)%	75.9%	79.7%	(25.5)%
Cost of revenues decreased by 6.0% to $2.5 million for the three months ended June 30, 2014 from $2.6 million for the three months ended June 30, 2013. This decrease primarily related to lower salaries and benefits costs as a result of our May 2014 workforce reduction coupled with lower materials and freight costs due to decreased unit volumes sold during the quarter and lower negotiated vendor pricing. Our cost of revenues represented approximately 27% and 20% during the three months ended June 30, 2014 and 2013, respectively, of our total revenues.
Cost of revenues decreased by 7.2%, to $5.1 million for the six months ended June 30, 2014 from $5.5 million for the six months ended June 30, 2013. This decrease primarily related to $0.3 million in lower materials and freight costs due to decreased unit volumes sold during the period coupled with lower negotiated vendor pricing, and fewer ancillary tests performed. We also experienced $0.1 million less in salaries and benefits costs as a result of lower staffing levels. Our cost of revenues represented approximately 24% and 20% during the six months ended June 30, 2014 and 2013, respectively, of our total revenues.
Gross margin decreased to 72.8% for the three months ended June 30, 2014 from 80.3% for the three months ended June 30, 2013. The decrease we experienced in gross margin was largely attributable to lower revenues for the three months ended June 30, 2014. We expect our gross margin to decline to mid 70% range in fiscal year 2014 as compared to the high 70% range for fiscal year 2013.
Gross margin decreased to 75.9% for the six months ended June 30, 2014 from 79.7% for the six months ended June 30, 2013. The decrease we experienced in gross margin was largely attributable to lower revenues for the six month period ended June 30, 2014.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Operating expenses:
Research and development	$2,057	$3,118	$(1,061)	$4,617	$6,250	$(1,633)
Sales and marketing	4,975	6,802	(1,827)	10,075	13,461	(3,386)
General and administrative	3,177	2,770	407	6,524	6,077	447
Total operating expenses	$10,209	$12,690	$(2,481)	$21,216	$25,788	$(4,572)

Operating expenses as a % of revenue:
Research and development	22.8%	23.4%	(34.0)%	21.9%	23.2%	(26.1)%
Sales and marketing	55.0%	51.1%	(26.9)%	47.9%	50.0%	(25.2)%
General and administrative	35.1%	20.8%	14.7%	31.0%	22.6%	7.4%
Total operating expenses	112.9%	95.3%	(19.6)%	100.8%	95.8%	(17.7)%

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
Research and development expenses decreased by 34.0% to $2.1 million for the three months ended June 30, 2014 from $3.1 million for the three months ended June 30, 2013. This decrease was primarily the result of $0.7 million lower salaries and benefits costs related to lower staffing levels, as well as $0.3 million lower consulting fees related to conducting external research and development studies in support of our publication efforts and other engineering projects that were completed in 2013. As a percentage of total revenues, research and development expenses decreased to 22.8% for the three months ended June 30, 2014, as compared to 23.4% for the three months ended June 30, 2013.
Research and development expenses decreased by 26.1% to $4.6 million for the six months ended June 30, 2014 from $6.3 million for the six months ended June 30, 2013. This decrease was primarily the result of $0.8 million lower salaries and benefits costs related to our lower staffing levels, as well as $0.8 million lower consulting fees related to conducting external research and development studies in support of our publication efforts and other engineering projects that were completed in 2013. As a percentage of total revenues, research and development expenses decreased to 21.9% for the six months ended June 30, 2014, as compared to 23.2% for the six months ended June 30, 2013.
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
Sales and marketing expenses decreased by 26.9%, to $5.0 million for the three months ended June 30, 2014 from $6.8 million for the three months ended June 30, 2013. This decrease was primarily due to a $1.2 million reduction in compensation and benefit costs, training, and travel and entertainment-related expenses as a result of lower staffing levels. We also experienced $0.6 million in lower marketing expenses including consulting services, associated with various marketing programs, medical education and campaign efforts. As a percentage of total revenues, sales and marketing expenses increased to 55.0% for the three months ended June 30, 2014 from 51.1% for the three months ended June 30, 2013.
Sales and marketing expenses decreased by 25.2%, to $10.1 million for the six months ended June 30, 2014 from $13.5 million for the six months ended June 30, 2013. This decrease was primarily due to a $2.2 million reduction in compensation and benefit costs, training, and travel and entertainment-related expenses as a result of our lower staffing levels. We also experienced $1.0 million in lower marketing expenses including consulting services, associated with various marketing programs, medical education and campaign efforts. As a percentage of total revenues, sales and marketing expenses decreased to 47.9% for the six months ended June 30, 2014 from 50.0% for the six months ended June 30, 2013.
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
General and administrative expenses increased by 14.7%, to $3.2 million for the three months ended June 30, 2014 from $2.8 million for the three months ended June 30, 2013. The increase was primarily attributable to $1.0 million in severance, related benefits and other costs in connection with the workforce reduction completed in May 2014. This increase was partially offset by a $0.5 million decrease in bad debt expense. The decrease in bad debt expense resulted primarily from a reduction in the allowance provision due to changes in reserve assumptions and the impact from lower revenues. As a percentage of total revenues, general and administrative expenses increased to 35.1% for the three months ended June 30, 2014, compared to 20.8% for the three months ended June 30, 2013.

General and administrative expenses increased by 7.4%, to $6.5 million for the six months ended June 30, 2014 from $6.1 million for the six months ended June 30, 2013. The increase was primarily attributable to $1.4 million in severance related benefits and costs in connection with the workforce reductions completed in January and May 2014. This increase was partially offset by a $0.6 million decrease in bad debt expense. The decrease in bad debt expense resulted primarily from a reduction in the allowance provision due to changes in reserve assumptions and the impact from lower revenues. As a percentage of total revenues, general and administrative expenses increased to 31.0% for the six months ended June 30, 2014, compared to 22.6% for the six months ended June 30, 2013.
Other Expense
Other expense consists primarily of interest expense on our loan balances and the amortization of debt discounts and debt issuance costs. We amortize both debt discounts and debt issuance costs over the life of the loan and report them as interest expense in our statements of comprehensive loss.
Other expense remained relatively consistent at $0.4 million for the three months ended June 30, 2014 compared to $0.4 million for the three months ended June 30, 2013.
Other expense decreased to $0.9 million for the six months ended June 30, 2014 from $1.0 million for the six months ended June 30, 2013. The decrease was primarily attributable to a $0.1 million decrease in interest expense compared to the prior year period.
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
Workforce Reductions
In January 2014, we implemented a workforce reduction to reduce approximately 24 positions throughout the Company, impacting primarily positions in corporate headquarters and field sales. The workforce reduction is related to our plan to realign the Company’s cost structure in light of our current revenue performance. The Company recorded total charges for severance, related benefits and other costs of approximately $0.4 million during the first quarter of 2014.
In May 2014, we implemented a second workforce reduction to reduce approximately 22 positions throughout the Company, impacting positions in operations, research and development and administration. The workforce reduction is related to our plan to improve operational efficiencies and other cost-cutting measures. We recorded total charges for severance, related benefits and other costs of approximately $1.0 million during the second quarter of 2014.

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
As of June 30, 2014, the term loans from Oxford Finance had an outstanding balance of $9.8 million, net of debt discount in the amount of $0.1 million, and the term loan from Square 1 had an outstanding balance of $6.0 million, net of debt discount in the amount of $43,000. As of June 30, 2014, we did not have any outstanding borrowings under the revolving line of credit and therefore had up to $6.0 million in available borrowing capacity.
Borrowings under the credit facility are secured by substantially all of our assets other than our intellectual property. The covenants set forth in the loan and security agreement require, among other things, that we maintain a specified liquidity ratio of 1.25 and a quick ratio of 1.0, measured monthly over the term of the facility. Our liquidity ratio and quick ratio were approximately 2.8 and 5.9, respectively, as of June 30, 2014. We are currently in compliance with all covenants under this credit facility, as modified in June 2014. However, if we fail to maintain compliance with the covenants and our other obligations under the credit facility, the lenders would be able to accelerate the required repayment of amounts due under the loan and security agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash and cash equivalents	$42,789	$54,246
Accounts receivable, net	4,352	6,849

Operating activities	$(3,567)	$(6,845)
Investing activities	(3,401)	(2,000)
Financing activities	183	38,323
Net (decrease) increase in cash and cash equivalents	$(6,785)	$29,478
Our cash and cash equivalents at June 30, 2014 and 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Restricted cash, which totaled $0.5 million at June 30, 2014 and 2013, is not included in cash and cash equivalents. Restricted cash consists primarily of money market funds that secure letters of credit related to operating leases for our office and laboratory space.

Cash Flows for the Six Months Ended June 30, 2014 and 2013
Operating Activities
Net cash used in operating activities was $3.6 million during the six months ended June 30, 2014, which included a net loss of $6.1 million partially offset by net non-cash items of $1.7 million. Non-cash items for the six months ended June 30, 2014 consisted primarily of depreciation and amortization expense of $1.0 million and stock-based compensation expense of $0.6 million. We also had a net cash inflow from changes in operating assets and liabilities of $0.8 million during the period. The significant items in the changes in operating assets and liabilities included a decrease of $1.5 million in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses of $0.4 million and an increase of $0.2 million in prepaid expenses and other assets. The decrease in accounts receivable primarily relates to lower revenues. The decrease in accounts payable and accrued expenses is primarily due to lower operating expenses and timing of disbursements. The increase in prepaid expenses and other assets is due to higher prepaid insurance premium payments.
Net cash used in operating activities was $6.8 million during the six months ended June 30, 2013, which included a net loss of $5.3 million partially offset by net non-cash items of $1.4 million. Non-cash items for the six months ended June 30, 2013 consisted primarily of depreciation and amortization expense of $0.8 million and stock-based compensation expense of $0.6 million. We also had a net cash outflow from changes in operating assets and liabilities of $2.9 million during the period. The significant items in the changes in operating assets and liabilities included an increase of $1.7 million in accounts receivable, an increase of $0.1 million in inventories, an increase of $0.2 million in prepaid expenses and a decrease of $1.1 million in accounts payable and accrued expenses. The increase in accounts receivable was due primarily to the timing of collections. The decrease in accounts payable and accrued expenses was due primarily to the timing of disbursements.
Investing Activities
Net cash used in investing activities was $3.4 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. The amounts related primarily to purchases of property and equipment and costs associated with maintaining our patent and trademark portfolio. The purchases of property and equipment during the six months ended June 30, 2014 consist primarily of hardware component purchases and associated installation costs from third-party manufacturers for the Vantera system. The purchases of property and equipment during the six months ended June 30, 2013 were primarily for leasehold improvements related to our facilities, computer and furniture for general office use due to increased headcount as well as IT equipment used in test production. The capitalized patent and trademark costs during the each of six months ended June 30, 2014 and 2013 were primarily for pending domestic and international patent applications and prosecution.
Financing Activities
Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2014, consisting of net proceeds from exercise of stock options.
Net cash provided by financing activities was $38.3 million during the six months ended June 30, 2013, consisting primarily of net proceeds from issuance of common stock in connection with our IPO of $47.3 million, net of $4.4 million of underwriting discounts and commissions, and net proceeds from exercises of stock options of $0.2 million, partially offset by Series F accrued dividend payments of $5.2 million and repayment in full of our revolving line of credit in the amount of $5.0 million.
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

Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and most industry-specific guidance. The new standard affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of nonfinancial assets. The core principle of ASU 2014-09 is for companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
For public companies, this standard is effective for interim and annual reporting periods beginning after December 15, 2016, and will be effective for the Company in the first quarter of fiscal year 2017. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. We are currently evaluating the method and the impact of the adoption of this standard on our financial statements and disclosures.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. During the second quarter of 2014, we began migrating to the 2013 Framework. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 COSO framework and that the change will not be significant to our overall internal control structure over financial reporting.

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

Item 6. Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10.1+	Amended and Restated Non-Employee Director Compensation Policy.

10.2+	Amended and Restated Executive Severance Benefit Plan.

10.3	Fourth Amendment to Loan and Security Agreement, dated as of June 29, 2014, by and among the Registrant, Oxford Finance LLC and Square 1 Bank.

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
Lucy G. Martindale Executive Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial Officer)
Date: August 13, 2014