Form 10-Q
period 2014-09-30
LIPOSCIENCE INC
filed 2014-11-12
CIK 1168197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

        The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on November 7, 2014 was 15,348,682.

LipoScience, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LipoScience, Inc.
Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$39,996	$49,574
Accounts receivable, net	3,884	5,821
Inventories	199	224
Prepaid expenses and other	697	972
Total current assets	44,776	56,591
Property and equipment, net of accumulated depreciation of $12,703 and $12,608 at September 30, 2014 and December 31, 2013, respectively	16,564	13,955
Other noncurrent assets:
Restricted cash	502	502
Intangible assets, net	753	841
Deferred financing costs	47	64
Other assets	53	45
Total other noncurrent assets	1,355	1,452
Total assets	$62,695	$71,998
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,738	$2,045
Accrued expenses	3,833	3,744
Current maturities of long-term debt	3,904	—
Long-term debt reclassified to current	—	15,816
Total current liabilities	9,475	21,605
Long-term liabilities:
Long-term debt, less current maturities	11,961	—
Other long-term liabilities	2,549	2,635
Total liabilities	23,985	24,240
Stockholders’ equity:
Common stock, $.001 par value; 75,000,000 shares authorized; 15,346,985 and 15,188,861 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	15	15
Preferred stock, $.001 par value; 5,000,000 shares authorized; issuable in series, no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	109,582	108,271
Accumulated deficit	(70,887)	(60,528)
Total stockholders’ equity	38,710	47,758
Total liabilities and stockholders’ equity	$62,695	$71,998

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$8,562	$12,738	$29,615	$39,665
Cost of revenues	2,272	2,608	7,347	8,074
Gross profit	6,290	10,130	22,268	31,591
Operating expenses:
Research and development	2,010	3,389	6,627	9,639
Sales and marketing	4,571	7,616	14,646	21,077
General and administrative	3,541	3,304	10,065	9,381
Total operating expenses	10,122	14,309	31,338	40,097
Loss from operations	(3,832)	(4,179)	(9,070)	(8,506)
Other expense:
Interest income	6	27	17	74
Interest expense	(434)	(473)	(1,306)	(1,471)
Other expense	—	(2)	—	(16)
Total other expense	(428)	(448)	(1,289)	(1,413)
Net loss	$(4,260)	$(4,627)	$(10,359)	$(9,919)
Net loss per share—basic and diluted	$(0.28)	$(0.31)	$(0.68)	$(0.67)
Weighted average shares used to compute basic and diluted net loss per share	15,282,639	14,727,286	15,249,232	14,727,286
Comprehensive loss	$(4,260)	$(4,627)	$(10,359)	$(9,919)

See accompanying notes to financial statements.

LipoScience, Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating activities
Net loss	$(10,359)	$(9,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,611	1,196
Amortization of deferred financing costs	17	27
Amortization of debt discount	49	80
Stock-based compensation expense	972	1,065
Fair value remeasurement of preferred stock warrant liability	—	(2)
Loss on sale or disposal of assets	157	401
Changes in operating assets and liabilities:
Accounts receivable, net	1,937	(1,362)
Inventories	25	(87)
Prepaid expenses and other	200	(59)
Accounts payable and accrued expenses	41	(462)
Other non-current assets	(8)	(31)
Other long-term liabilities	(86)	146
Net cash used in operating activities	(5,444)	(9,007)
Investing activities
Purchases of property and equipment	(4,525)	(2,939)
Capitalized patent and trademark costs	(48)	(154)
Proceeds from sale of equipment	100	150
Net cash used in investing activities	(4,473)	(2,943)
Financing activities
Payments on revolving line of credit	—	(5,000)
Payments of Series F redeemable convertible preferred stock accrued dividends	—	(5,200)
Changes in restricted cash	—	1,004
Changes in deferred financing costs	—	(6)
Issuance cost of common stock	—	(4,443)
Proceeds from issuance of common stock	—	51,750
Proceeds from exercise of stock options	339	651
Net cash provided by financing activities	339	38,756
Net (decrease) increase in cash and cash equivalents	(9,578)	26,806
Cash and cash equivalents at beginning of period	49,574	24,768
Cash and cash equivalents at end of period	$39,996	$51,574

See accompanying notes to financial statements.

LipoScience, Inc.
Notes to Financial Statements
September 30, 2014
(Unaudited)
1. Description of Business, Basis of Presentation and Significant Accounting Policies
Description of Business
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
Merger Agreement with Laboratory Corporation of America Holdings
On September 24, 2014, LipoScience, Laboratory Corporation of America Holdings, a Delaware corporation (the “Parent”), and Bear Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Parent (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Merger Sub will merge with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of the Parent. The Company’s board of directors has unanimously determined that the Merger Agreement and the transactions contemplated thereby are advisable, fair to and in the best interests of the Company and its stockholders and has recommended approval of the Merger by the Company’s stockholders.
At the effective time of the Merger (the “Effective Time”), on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”), other than any shares cancelled in accordance with the terms of the Merger Agreement or any Dissenting Shares (as defined in the Merger Agreement), will be automatically converted into the right to receive $5.25 per share in cash, without interest (the “Merger Consideration”). Additionally, each outstanding option to acquire shares of the Company Common Stock issued under any of the Company’s equity compensation plans will be fully vested and exercisable immediately prior to the Effective Time and, if not exercised prior to the Effective Time, will be converted into the right to receive payment in cash for each share of Company Common Stock subject to such option equal to the amount by which the value of the Merger Consideration exceeds such option’s exercise price. Also at the Effective Time, each restricted stock unit award granted under any of the Company’s equity compensation plans will be converted into the right to receive an amount in cash equal to the product of the Merger Consideration multiplied by the number of shares of Company Common Stock subject to such restricted stock unit award. The surviving corporation of the Merger also will assume certain warrants to purchase shares of Company Common Stock, which will be converted into a right to receive, upon exercise and payment of the exercise price, a payment in cash equal to the Merger Consideration for each share of Company Common Stock that would otherwise be issuable under such warrant.
The Merger is conditioned, among other things, on (i) the approval of the holders of a majority of the outstanding shares of Company Common Stock at a special meeting of the stockholders to be held on November 20, 2014, and (ii) the absence of certain legal impediments to the consummation of the Merger. No Parent stockholder approval is necessary for, nor is there any financing condition to, consummation of the Merger. Each party’s obligation to consummate the Merger is subject to certain other customary conditions, including the accuracy of the other party’s representations and warranties contained in the Merger Agreement (generally subject to a materiality standard) and the other party’s performance in all material respects of all obligations, and compliance in all material respects with all agreements and covenants, required under the Merger Agreement. In addition, the obligations of the Parent and the Merger Sub to consummate the Merger are subject to certain other conditions, including the absence of any event, circumstance, change or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement).
The Merger Agreement contains representations and warranties customary for transactions of this type. The Company has agreed to various customary covenants and agreements, including, among others, agreements to conduct the business of the Company in the ordinary course consistent with past practice prior to the Effective Time and convene and hold a special meeting of the Company’s stockholders to consider and vote upon adoption of the Merger Agreement.

The Merger Agreement contains a “go-shop” provision pursuant to which the Company had the right to initiate, solicit, facilitate and encourage Takeover Proposals (as defined in the Merger Agreement) and enter into and maintain discussions or negotiations with respect to Takeover Proposals until 11:59 p.m. (Eastern time) on October 19, 2014 (the “Go-Shop Period”). During the Go-Shop Period, the Company was required to provide the Parent with certain information regarding the Company’s solicitation activities and contacts and advise the Parent of the receipt of, and the status of any discussions or negotiations regarding, a Takeover Proposal. From the expiration of the Go-Shop Period to the Effective Time, or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, the Company may not solicit other Takeover Proposals, engage in discussions with any third parties regarding any Takeover Proposal, enter into any agreements related to any Takeover Proposal or release any person from or waive any confidentiality, “standstill” or similar agreement to which the Company is a party. In addition, at any time prior to receiving approval of the Company’s stockholders of the Merger Agreement, the Company may share information and have discussions regarding unsolicited Takeover Proposals that meet certain conditions set forth in the Merger Agreement.
The Merger Agreement contains provisions giving each of the Company and the Parent the right to terminate the Merger Agreement under certain circumstances. Upon termination of the Merger Agreement, under specified circumstances and on the terms and subject to the conditions set forth therein, the Company may be required to pay the Parent a termination fee, the amount of which, if and when payable, would be $2.6 million, and reimburse the Parent for its reasonable out-of-pocket expenses incurred in connection with the Merger Agreement in an amount not to exceed $0.5 million.
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and the rules and regulations for the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary to state fairly the Company's financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The December 31, 2013 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by U.S. GAAP for complete annual financial statements.
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
For public companies, this standard is effective for interim and annual reporting periods beginning after December 15, 2016, and will be effective in the first quarter of fiscal year 2017. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the method and the impact of the adoption of this standard on its financial statements and disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements and disclosures.

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
The fair value of the Company's long-term debt was estimated using the discounted cash flow method, which is based on the future expected cash flows, discounted to their present values, using a discount rate that approximates market rates. This fair value measurement is categorized as Level II under the fair value hierarchy as of September 30, 2014 and December 31, 2013. The carrying value of the Company's long-term debt as of September 30, 2014 and December 31, 2013 approximated fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.
Recurring Fair Value Measurements
Cash and cash equivalents are the Company's only financial instruments that are measured at fair value on a recurring basis. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability. All of the Company's cash equivalents, which consist of money market funds, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. At September 30, 2014 and December 31, 2013, the fair value of money market funds pledged as security for the Company's office and laboratory space operating lease was $0.5 million, which is included in restricted cash.
4. Long-Term Debt and Line of Credit
The Company had total debt with a carrying value of $15.9 million and $15.8 million as of September 30, 2014 and December 31, 2013, respectively. Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Long-term debt to financial institutions	$16,000	$16,000
Less unamortized debt discount	(135)	(184)
Less current maturities of long-term debt	(3,904)	—
Long-term debt, less current maturities and unamortized debt discount	$11,961	$15,816
On December 20, 2012, the Company entered into a credit facility with Square 1 and Oxford Finance and repaid the outstanding balance under a previous facility. The current credit facility consists of $16.0 million in term loans and a revolving line of credit of up to $6.0 million in borrowing capacity, subject to certain limitations relating to the Company's eligible accounts receivable. At September 30, 2014, total unamortized debt issuance costs incurred in connection with the current credit facility were $47,000.
As of September 30, 2014, under the credit facility, as amended, the term loans carry interest at a fixed annual rate of 9.5% and are payable in monthly installments of interest only through January 2015 and then principal and interest thereafter in monthly installments through July 2017. Advances under the revolving line of credit, which matures in February 2015, carry a variable interest rate equal to the greater of 6.25% or the institution's prime rate plus 3.0%.
As of September 30, 2014 and December 31, 2013, there was no amount outstanding under the revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's tangible assets. Effective June 29, 2014, the Company entered into a fourth amendment to the loan agreement. Under the loan agreement as amended, the Company must maintain a specified liquidity ratio of 1.25 and a quick ratio of 1.0, measured monthly over the term of the credit facility. The Company must also comply with certain monthly reporting covenants. The fourth amendment eliminated the minimum revenue level covenant. As of December 31, 2013, the full balance of the Company's $15.8 million of long-term debt was classified as current on the accompanying balance sheet, based on the Company's initial assessment of the likelihood of maintaining compliance with the minimum revenue level covenant in 2014 following the termination of its agreement with Health Diagnostic Laboratory, Inc. on March 28, 2014. The non-current portion outstanding under the loan agreement was reclassified to long-term debt on the balance sheet as of September 30, 2014, based on the Company's assessment of the likelihood of maintaining compliance with its remaining financial covenants.
The Company's credit facility shall be terminated and outstanding borrowings thereunder shall be repaid upon the successful consummation of the proposed Merger. As of September 30, 2014 and December 31, 2013, the Company was in compliance with all financial and non-financial covenants under this credit facility, as modified.
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
Because of their anti-dilutive effect, the following common stock equivalents, consisting of common stock options, warrants and restricted stock units, have been excluded from the diluted loss per share calculations for the respective periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents:	2014	2013	2014	2013
Common Stock Options and Warrants	1,528,425	2,171,715	1,528,425	2,171,715
Restricted Stock Units	660,259	112,592	660,259	112,592
Total	2,188,684	2,284,307	2,188,684	2,284,307

6. Equity Transactions and Share-Based Compensation
2012 Equity Incentive Plan
As of September 30, 2014, the Company had one active share-based compensation plan, the 2012 Equity Incentive Plan (the "2012 Plan"), under which it has granted stock options and restricted stock units. The Company estimates the fair value of its share-based payment awards on the grant date. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, based on the total number of awards expected to vest. The 2012 Plan will terminate on May 24, 2022, unless sooner terminated by the Company's Board of Directors.
See Note 1 for information regarding the treatment of the Company's share-based payment awards pursuant to the proposed Merger.
Restricted Stock Units
During the nine months ended September 30, 2014, the Company's Board of Directors approved and granted 656,366 restricted stock units ("RSUs") to certain of the Company's employees and directors at a weighted average grant-date fair value of $3.29 per share. During the nine months ended September 30, 2014, the Company issued approximately 23,000 shares of outstanding common stock upon the vesting and settlement of RSUs, with a total fair value of $74,000.

Each RSU represents the contingent right to receive one share of common stock of the Company. The RSUs granted to the Company's employees generally vest over a three year period from the date of grant, or sooner based on the achievement of certain performance vesting criteria. The RSUs granted to non-employee directors generally vest quarterly over a one-year period from the date of grant.
Stock Options
During the nine months ended September 30, 2014, the Company's Board of Directors granted stock options under the 2012 Plan to purchase an aggregate of 317,306 shares to the CEO at a weighted average exercise price of $4.16 per share and a weighted average grant-date fair value of $1.57 per share. The stock options granted to the CEO vest in equal quarterly installments over a four year period. During the nine months ended September 30, 2014, the Company issued approximately 135,000 shares of outstanding common stock upon the exercise of stock options, at a weighted average exercise price of $2.51 a share.
The Company recognized non-cash stock-based compensation expense, for both RSUs and stock options, to employees in its research and development, sales and marketing and general and administrative functions as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$16	$10	$36	$28
Research and development	51	132	171	372
Sales and marketing	80	73	181	163
General and administrative	253	298	584	502
Total:	$400	$513	$972	$1,065

7. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate, adjusted for any material items. For each of the three and nine months ended September 30, 2014 and 2013, no provision or benefits for income taxes have been recorded. The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company's assessment regarding the realizability of these net deferred tax assets in future periods. At September 30, 2014, the Company had no unrecognized tax benefits that would affect the Company's effective tax rate. The Company's effective tax rate for each of the nine months ended September 30, 2014 and 2013 was 0%.
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
Legal Contingencies
On October 9, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company, members of the Company's board of directors, Parent and Merger Sub in the Superior Court of Wake County, North Carolina captioned Carren Overby v. LipoScience, Inc. et al., Case No. 14CV013448. The plaintiff alleged claims against (i) the members of the Company’s board of directors for breach of fiduciary duties in connection with their approval of the Merger Agreement, and (ii) the Company, Parent and Merger Sub for aiding and abetting the alleged breach of fiduciary duties by the members of the Company’s board of directors. The plaintiff sought, among other things, injunctive relief enjoining the Merger. On October 23, 2014, the plaintiff voluntarily dismissed the lawsuit without prejudice.

On October 17, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company, members of the Company's board of directors, Parent and Merger Sub in the Delaware Court of Chancery captioned Gautam Patel v. LipoScience, Inc. et al., Case No. 10252. The plaintiff alleges claims against (i) the members of the Company’s board of directors for breach of fiduciary duties in connection with their approval of the Merger Agreement and the dissemination of allegedly incomplete or misleading information about the Merger to the Company's stockholders, and (ii) the Company, Parent and Merger Sub for aiding and abetting the alleged breach of fiduciary duties by the members of the Company’s board of directors. The plaintiff seeks, among other things, injunctive relief enjoining the Merger.
On October 22, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company, members of the Company's board of directors, Parent and Merger Sub in the Delaware Court of Chancery captioned Stephen Bushansky v. LipoScience, Inc. et al., Case No. 10267. The plaintiff alleges claims against (i) the members of the Company’s board of directors for breach of fiduciary duties in connection with their approval of the Merger Agreement and the dissemination of allegedly incomplete or misleading information about the Merger to the Company's stockholders, and (ii) the Company, Parent and Merger Sub for aiding and abetting the alleged breach of fiduciary duties by the members of the Company’s board of directors. The plaintiff seeks, among other things, injunctive relief enjoining the Merger.
On October 22, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company, members of the Company’s board of directors, Parent and Merger Sub in the Delaware Court of Chancery captioned Faith Rash v. LipoScience, Inc. et al., Case No. 10273. The plaintiff alleges claims against (i) the members of the Company’s board of directors for breach of fiduciary duties in connection with their approval of the Merger Agreement and the dissemination of allegedly incomplete or misleading information about the Merger to the Company’s stockholders, and (ii) the Company, Parent and Merger Sub for aiding and abetting the alleged breach of fiduciary duties by the members of the Company’s board of directors. The plaintiff seeks, among other things, injunctive relief enjoining the Merger.
On October 24, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company, members of the Company’s board of directors, Parent and Merger Sub in the Delaware Court of Chancery captioned Theodore Brown v. Buzz Benson et al. , Case No. 10283. The plaintiff alleges claims against (i) the members of the Company’s board of directors for breach of fiduciary duties in connection with their approval of the merger agreement and the dissemination of allegedly incomplete or misleading information about the merger to the Company’s stockholders, and (ii) the Company, Parent and Merger Sub for aiding and abetting the alleged breach of fiduciary duties by the members of the Company’s board of directors. The plaintiff seeks, among other things, injunctive relief enjoining the merger.
On October 29, 2014, the Delaware Court of Chancery entered an Order of Consolidation and Appointment of Co-Lead Counsel and Liaison Counsel consolidating these four actions under the caption In re LipoScience, Inc. Stockholder Litigation, Consolidated C.A. No. 10252-VCP, or the Consolidated Action.
On November 7, 2014, the Company and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of the Consolidated Action. In connection with the settlement, the parties agreed that the Company would make certain additional disclosures to its stockholders, which were provided in the supplement to the definitive proxy statement filed on November 10, 2014 with the Securities and Exchange Commission. Subject to the completion of certain confirmatory discovery by counsel to the plaintiff, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. If the court approves the settlement, the settlement will resolve all of the claims that were or could have been brought in the action being settled, including all claims relating to the Merger, the Merger Agreement and any disclosure made in connection with the Merger and Merger Agreement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will petition the court for an award of attorneys’ fees and expenses to be paid by the Company, the amount of which will be agreed to by the parties or awarded by the court.
The Company and its directors vigorously deny all liability with respect to the facts and claims alleged in the Consolidated Action and specifically deny that any further disclosure was required under any applicable rule, statute, regulation or law or that the directors failed to maximize stockholder value by entering into the merger agreement with the Parent. The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any defendant. However, to avoid the risk of delaying or otherwise imperiling the Merger, and to provide additional information to the Company's stockholders at a time and in a manner that would not cause any delay of the Merger, the Company and its directors agreed to the settlement described above. The parties considered it desirable that the action be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims. The settlement of this litigation is contingent upon the judicial approval, as such, the amount of any potential loss cannot be reasonably estimated at this time.

In addition to the litigation described in the preceding paragraphs, the Company is subject to claims and assessments from time to time in the ordinary course of business. The Company's management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
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
In May 2014, the Company implemented a second workforce reduction to reduce approximately 22 positions throughout the Company. The workforce reduction impacted positions in operations, research and development and administration and is related to its plan to improve operational efficiencies and other cost-cutting measures. The Company has recorded total charges for severance, related benefits and other costs of approximately $1.0 million during the second quarter of 2014. The charges incurred are classified in general and administrative expenses on the accompanying statement of comprehensive loss. Through September 30, 2014, the Company has paid $0.6 million related to the workforce reduction, and the remaining $0.4 million of liability is included in accrued expenses at September 30, 2014. The Company expects to make the remaining payments to employees impacted by this workforce reduction through April 2015.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the "safe harbor" created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as "believe," "expect," "may," "will," "should," "could," "seek," "intend," "plan," "estimate," "anticipate" or other comparable terms. Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: our proposed merger with Laboratory Corporation of America Holdings, our industry, business strategy, goals and expectations concerning our future operations, performance or results, profitability, capital expenditures, liquidity and capital resources, timing or anticipated results of our FDA submissions and other financial and operating information. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our 2013 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward -looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
We have incurred significant losses since our inception. As of September 30, 2014, our accumulated deficit was $70.9 million. We expect to incur operating losses for the next few years.
Merger Agreement with Laboratory Corporation of America Holdings
On September 24, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Laboratory Corporation of America Holdings, a Delaware corporation (the “Parent”), and Bear Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Parent (the “Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that the Merger Sub will be merged with and into us, with us surviving the Merger as a wholly-owned subsidiary of the Parent. Our board of directors has unanimously determined that the Merger Agreement and the transactions contemplated thereby are advisable, fair to and in the best interests of us and our stockholders and has recommended approval of the Merger by our stockholders.
At the effective time of the Merger (the “Effective Time”), on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of our common stock, par value $0.001 per share, other than any shares cancelled in accordance with the terms of the Merger Agreement or any Dissenting Shares (as defined in the Merger Agreement), will be automatically converted into the right to receive $5.25 per share in cash, without interest (the “Merger Consideration”). Additionally, each outstanding option to acquire shares of our common stock issued under any of our equity compensation plans will be fully vested and exercisable immediately prior to the Effective Time and, if not exercised prior to the Effective Time, will be converted into the right to receive payment in cash for each share of our common stock subject to such option equal to the amount by which the value of the Merger Consideration exceeds such option’s exercise price. Also at the Effective Time, each restricted stock unit award granted under any of our equity compensation plans will be converted into the right to receive an amount in cash equal to the product of the Merger Consideration multiplied by the number of shares of our common stock subject to such restricted stock unit award. The surviving corporation of the Merger also will assume certain warrants to purchase shares of our common stock, which will be converted into a right to receive, upon exercise and payment of the exercise price, a payment in cash equal to the Merger Consideration for each share of our common stock that would otherwise be issuable under such warrant.
The Merger is conditioned, among other things, on (i) the approval of the holders of a majority of the outstanding shares of our common stock at a special meeting of the stockholders to be held on November 20, 2014, and (ii) the absence of certain legal impediments to the consummation of the Merger. No Parent stockholder approval is necessary for, nor is there any financing condition to, consummation of the Merger. Each party’s obligation to consummate the Merger is subject to certain other customary conditions, including the accuracy of the other party’s representations and warranties contained in the Merger Agreement (generally subject to a materiality standard) and the other party’s performance in all material respects of all obligations, and compliance in all material respects with all agreements and covenants, required under the Merger Agreement. In addition, the obligations of the Parent and the Merger Sub to consummate the Merger are subject to certain other conditions, including the absence of any event, circumstance, change or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement).
The Merger Agreement contains representations and warranties customary for transactions of this type. The Company has agreed to various customary covenants and agreements, including, among others, agreements to conduct the business of the Company in the ordinary course consistent with past practice prior to the Effective Time and convene and hold a special meeting of the Company’s stockholders to consider and vote upon adoption of the Merger Agreement.

The Merger Agreement contains a “go-shop” provision pursuant to which we had the right to initiate, solicit, facilitate and encourage Takeover Proposals (as defined in the Merger Agreement) and enter into and maintain discussions or negotiations with respect to Takeover Proposals until 11:59 p.m. (Eastern time) on October 19, 2014 (the “Go-Shop Period”). During the Go-Shop Period, we were required to provide the Parent with certain information regarding the Company’s solicitation activities and contacts and advise the Parent of the receipt of, and the status of any discussions or negotiations regarding, a Takeover Proposal. From the expiration of the Go-Shop Period to the Effective Time, we may not solicit other Takeover Proposals, engage in discussions with any third parties regarding any Takeover Proposal, enter into any agreements related to any Takeover Proposal or release any person from or waive any confidentiality, “standstill” or similar agreement to which we are a party. In addition, at any time prior to receiving approval of our stockholders of the Merger Agreement, we may share information and have discussions regarding unsolicited Takeover Proposals that meet certain conditions set forth in the Merger Agreement.
The Merger Agreement contains provisions giving each of us and the Parent the right to terminate the Merger Agreement under certain circumstances. Upon termination of the Merger Agreement, under specified circumstances and on the terms and subject to the conditions set forth therein, we may be required to pay the Parent a termination fee, the amount of which, if and when payable, would be $2.6 million, and reimburse the Parent for its reasonable out-of-pocket expenses incurred in connection with the Merger Agreement in an amount not to exceed $0.5 million.
Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on September 25, 2014.
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
For additional information regarding our critical accounting policies, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K. See Note 1 to our financial statements in our 2013 Form 10-K for a description of our other significant accounting policies. During the nine months ended September 30, 2014, there were no significant changes in our critical accounting policies or estimates from those set forth in our 2013 Form 10-K.

Results of Operations
Comparison of Three and Nine Months Ended September 30, 2014 and 2013
Revenues
Substantially all of our revenues are currently derived from sales of our NMR LipoProfile test to clinical diagnostic laboratories, clinicians and other healthcare professionals for use in patient care. For the three months ended September 30, 2014 and 2013, sales of the NMR LipoProfile test represented approximately 93% and 96%, respectively, of our total revenues. For the nine month periods ended September 30, 2014 and 2013, sales of the NMR LipoProfile test represented approximately 95% and 96%, respectively, of our total revenues. The remainder of our revenues is derived from contract research arrangements as well as sales of standard analytical chemistry tests, which we refer to as ancillary tests, requested by clinicians in conjunction with our NMR LipoProfile test. Ancillary tests are FDA-approved blood tests that most clinical laboratories can process but that may be ordered from us at the same time as the NMR LipoProfile test for convenience. These tests are not run on our NMR technology platform, but instead are run on a traditional chemistry analyzer.
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
The following table presents our revenues by service offering and source (in thousands except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
NMR LipoProfile tests	$7,960	$12,242	$28,203	$38,128
Ancillary tests	177	205	486	715
Research contracts	425	291	926	822
Total revenues	$8,562	$12,738	$29,615	$39,665
Overall period over period percentage change		(32.8)%		(25.3)%
Total revenues decreased by 32.8% to $8.6 million for the three months ended September 30, 2014 from $12.7 million for the three months ended September 30, 2013. Revenues from sales of our NMR LipoProfile test decreased to $8.0 million for the three months ended September 30, 2014 from $12.2 million for the three months ended September 30, 2013. Total revenues decreased by 25.3% to $29.6 million for the nine months ended September 30, 2014 from $39.7 million for the nine months ended September 30, 2013. Revenues from sales of our NMR LipoProfile test decreased to $28.2 million for the nine months ended September 30, 2014 from $38.1 million for the nine months ended September 30, 2013. The decrease in revenue in both the three and nine month periods primarily resulted from a reduction in the number of NMR LipoProfile tests sold due to the termination of the HDL Inc. agreement coupled with the decrease in tests sold through our direct distribution channel.

The overall number of NMR LipoProfile tests decreased by 37.5% to approximately 318,000 tests for the three months ended September 30, 2014 from approximately 509,000 tests for the three months ended September 30, 2013. The overall number of NMR LipoProfile tests decreased by 26.2% to approximately 1,149,000 tests for the nine months ended September 30, 2014 from approximately 1,556,000 tests for the nine months ended September 30, 2013. This volume reduction was primarily attributable to the termination of the HDL Inc. agreement. The overall average selling price of NMR LipoProfile tests increased 4.1% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in average selling price in the three months ended September 30, 2014 compared to 2013 primarily resulted from the termination of the HDL Inc. agreement, as HDL Inc. had lower contracted pricing than certain other wholesale lab customers. The overall average selling price of NMR LipoProfile tests remained relatively consistent for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The percentage of our total NMR LipoProfile tests sold through direct distribution channels remained relatively consistent at approximately 3% for each of the three and nine months ended September 30, 2014 and 2013.
Our revenues are driven by both test volume and the average selling price of our NMR LipoProfile test. For the three and nine months ended September 30, 2014, we generated 87% and 90% of our total revenues from clinical diagnostic laboratory customers, respectively. We expect to continue to see the majority of NMR LipoProfile tests performed through clinical diagnostic laboratories, both under Vantera system placement arrangements and arrangements under which we perform the test for them at our own facility, as compared to our direct distribution channel in which clinicians order the test directly from us. While we believe the average selling price of our tests will continue to decline in the future as more of our tests are performed through clinical diagnostic laboratories, we do not expect the average selling price of our tests to erode substantially in the near term. For direct sales, the price we ultimately receive depends upon the level of reimbursement we receive from Medicare or commercial insurance carriers. Clinical diagnostic laboratories purchase our test at prices that we negotiate with them, which will continue to be the case for NMR LipoProfile tests performed using the Vantera system, whether the analyzer is located on-site at the customer's laboratory or at our own facility. Our clinical diagnostic laboratory customers are responsible for obtaining reimbursement from third-party payors or directly from patients.
Revenues from sales of ancillary tests remained relatively consistent at approximately $0.2 million for each of the three months ended September 30, 2014 and 2013. Revenues from sales of ancillary tests decreased to $0.5 million for the nine months ended September 30, 2014 from $0.7 million for the nine months ended September 30, 2013. The decrease in revenues from ancillary tests during the nine months period was primarily due to lower test volumes. Our revenues from ancillary tests, while a diminishing portion of our business, are similarly dependent upon our rates of reimbursement from various payor sources. For example, Medicare reimbursement rates are adjusted annually. Changes in Medicare reimbursement rates are dependent on a number of factors that we cannot predict. Reductions in reimbursement rates for these ancillary tests would reduce our overall revenues from these tests.
Revenues from our clinical research clients were $0.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Revenues from our clinical research clients increased slightly to $0.9 million for the nine months ended September 30, 2014 from $0.8 million for the nine months ended September 30, 2013.
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

The following table presents our cost of revenues and gross margin for the periods presented (in thousands except for percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Cost of revenue	$2,272	$2,608	$(336)	$7,347	$8,074	$(727)
Cost of revenue as a % of revenue	26.5%	20.5%	(12.9)%	24.8%	20.4%	(9.0)%
Gross profit	$6,290	$10,130	$(3,840)	$22,268	$31,591	$(9,323)
Gross margin	73.5%	79.5%	(37.9)%	75.2%	79.6%	(29.5)%
Cost of revenues decreased by 12.9% to $2.3 million for the three months ended September 30, 2014 from $2.6 million for the three months ended September 30, 2013. This decrease primarily related to $0.3 million in lower materials and freight costs due to decreased unit volumes sold during the quarter, coupled with $0.2 million in lower salaries and benefits costs related to reduced staffing levels. These decreases were offset by the $0.2 million increase in depreciation expense as a result of the Vantera system placed into service on-site at the customers' laboratory beginning second quarter of 2013. Our cost of revenues represented approximately 27% and 20% during the three months ended September 30, 2014 and 2013, respectively, of our total revenues.
Cost of revenues decreased by 9.0%, to $7.3 million for the nine months ended September 30, 2014 from $8.1 million for the nine months ended September 30, 2013. This decrease primarily related to $0.8 million in lower materials and freight costs due to decreased unit volumes sold during the period coupled with lower negotiated vendor pricing, and fewer ancillary tests performed. We also experienced $0.3 million less in salaries and benefits costs as a result of lower staffing levels. These decreases were offset by the $0.4 million increase in depreciation expense as a result of the Vantera system placed into service on-site at the customers' laboratory beginning second quarter of 2013. Our cost of revenues represented approximately 25% and 20% during the nine months ended September 30, 2014 and 2013, respectively, of our total revenues.
Gross margin decreased to 73.5% for the three months ended September 30, 2014 from 79.5% for the three months ended September 30, 2013. The decrease we experienced in gross margin was largely attributable to lower revenues for the three months ended September 30, 2014. We expect our gross margin to decline to the mid 70% range in fiscal year 2014 as compared to the high 70% range for fiscal year 2013.
Gross margin decreased to 75.2% for the nine months ended September 30, 2014 from 79.6% for the nine months ended September 30, 2013. The decrease we experienced in gross margin was largely attributable to lower revenues for the nine month period ended September 30, 2014.
Operating Expenses
The following table presents our operating expenses for the periods presented (in thousands except for percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Operating expenses:
Research and development	$2,010	$3,389	$(1,379)	$6,627	$9,639	$(3,012)
Sales and marketing	4,571	7,616	(3,045)	14,646	21,077	(6,431)
General and administrative	3,541	3,304	237	10,065	9,381	684
Total operating expenses	$10,122	$14,309	$(4,187)	$31,338	$40,097	$(8,759)

Operating expenses as a % of revenue:
Research and development	23.5%	26.6%	(40.7)%	22.4%	24.3%	(31.2)%
Sales and marketing	53.4%	59.8%	(40.0)%	49.5%	53.1%	(30.5)%
General and administrative	41.3%	25.9%	7.2%	34.0%	23.7%	7.3%
Total operating expenses	118.2%	112.3%	(29.3)%	105.8%	101.1%	(21.8)%

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
Research and development expenses decreased by 40.7% to $2.0 million for the three months ended September 30, 2014 from $3.4 million for the three months ended September 30, 2013. This decrease was primarily the result of $0.8 million lower salaries and benefits costs related to reduced staffing levels, as well as $0.3 million lower consulting fees related to conducting external research and development studies in support of our publication efforts and other engineering projects that were completed in 2013. In addition, we experienced $0.3 million decrease in losses on the disposal of long-lived assets primarily due to the loss recognized in connection with the sale of a Vantera system to a medical research center for research and development purposes during third quarter of 2013. As a percentage of total revenues, research and development expenses decreased to 23.5% for the three months ended September 30, 2014, as compared to 26.6% for the three months ended September 30, 2013.
Research and development expenses decreased by 31.2% to $6.6 million for the nine months ended September 30, 2014 from $9.6 million for the nine months ended September 30, 2013. This decrease was primarily the result of $1.6 million lower salaries and benefits costs related to our reduced staffing levels, coupled with $1.0 million lower consulting fees related to conducting external research and development studies in support of our publication efforts and other engineering projects that were completed in 2013. In addition, we experienced $0.3 million decrease in losses on the disposal of long-lived assets primarily due to the loss recognized in connection with the sale of a Vantera system to a medical research center for research and development purposes during third quarter of 2013. As a percentage of total revenues, research and development expenses decreased to 22.4% for the nine months ended September 30, 2014, as compared to 24.3% for the nine months ended September 30, 2013.
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
Sales and marketing expenses decreased by 40.0%, to $4.6 million for the three months ended September 30, 2014 from $7.6 million for the three months ended September 30, 2013. This decrease was primarily due to a $2.3 million reduction in compensation and benefit costs, training, and travel and entertainment-related expenses as a result of lower staffing levels. We also experienced $0.7 million in lower marketing expenses including consulting services, associated with various marketing programs, medical education and campaign efforts. As a percentage of total revenues, sales and marketing expenses decreased to 53.4% for the three months ended September 30, 2014 from 59.8% for the three months ended September 30, 2013.
Sales and marketing expenses decreased by 30.5%, to $14.6 million for the nine months ended September 30, 2014 from $21.1 million for the nine months ended September 30, 2013. This decrease was primarily due to a $4.6 million reduction in compensation and benefit costs, training, and travel and entertainment-related expenses, as well as $0.1 million lower allocated expenses, as a result of our lower staffing levels. We also experienced $1.7 million in lower marketing expenses including consulting services, associated with various marketing programs, medical education and campaign efforts. As a percentage of total revenues, sales and marketing expenses decreased to 49.5% for the nine months ended September 30, 2014 from 53.1% for the nine months ended September 30, 2013.
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

General and administrative expenses increased by 7.2%, to $3.5 million for the three months ended September 30, 2014 from $3.3 million for the three months ended September 30, 2013. The increase was primarily attributable to $1.0 million related to expenses incurred in connection with the proposed Merger with Parent, which were partially offset by a $0.5 million decrease in professional and consulting fees. Professional fees were higher in the 2013 period due to additional accounting, tax, legal and consulting fees associated with the expansion of our business operations and compliance obligations in connection with becoming a publicly traded company, as well as recruitment fees associated with searching for a permanent CEO. We also experienced a $0.3 million decrease in personnel-related costs compared to the 2013 period, as 2013 expenses included $0.7 million higher salaries and benefits attributable to separation payments to our former CEO and $0.4 million in lower bonus expense as a result of our financial performance in the 2013 period.
As a percentage of total revenues, general and administrative expenses increased to 41.3% for the three months ended September 30, 2014, compared to 25.9% for the three months ended September 30, 2013.
General and administrative expenses increased by 7.3%, to $10.1 million for the nine months ended September 30, 2014 from $9.4 million for the nine months ended September 30, 2013. The increase was primarily attributable to $1.4 million in severance related benefits and costs in connection with the workforce reductions completed in January and May 2014, coupled with $1.0 million in Merger related expenses. These increases were partially offset by a $0.9 million reduction in professional fees, a $0.6 million decrease in bad debt expense and $0.2 million decrease in medical device tax liability due to lower sales of the NMR LipoProfile tests. The decrease in bad debt expense resulted primarily from a reduction in the allowance provision due to changes in reserve assumptions and the impact from lower revenues. Professional fees were higher in the 2013 period due to additional accounting, tax, legal and consulting fees associated with the expansion of our business operations and compliance obligations in connection with becoming a publicly traded company as well as recruitment fees associated with searching for a permanent CEO.
As a percentage of total revenues, general and administrative expenses increased to 34.0% for the nine months ended September 30, 2014, compared to 23.7% for the nine months ended September 30, 2013.
Other Expense
Other expense consists primarily of interest expense on our loan balances and the amortization of debt discounts and debt issuance costs. We amortize both debt discounts and debt issuance costs over the life of the loan and report them as interest expense in our statements of comprehensive loss.
Other expense remained relatively consistent at $0.4 million for each of the three months ended September 30, 2014 and 2013.
Other expense decreased to $1.3 million for the nine months ended September 30, 2014 from $1.4 million for the nine months ended September 30, 2013. The decrease was primarily attributable to a $0.2 million decrease in interest expense compared to the prior year period, offset by $57,000 decrease in interest income as a result of lower cash balance.

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
Workforce Reductions
In January 2014, we implemented a workforce reduction to reduce approximately 24 positions throughout the Company, impacting primarily positions in corporate headquarters and field sales. The workforce reduction is related to our plan to realign the Company’s cost structure in light of our current revenue performance. We have recorded total charges for severance, related benefits and other costs of approximately $0.4 million during the first quarter of 2014.
In May 2014, we implemented a second workforce reduction to reduce approximately 22 positions throughout the Company, impacting positions in operations, research and development and administration. The workforce reduction is related to our plan to improve operational efficiencies and other cost-cutting measures. We have recorded total charges for severance, related benefits and other costs of approximately $1.0 million during the second quarter of 2014.

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
As of September 30, 2014, the term loans from Oxford Finance had an outstanding balance of $9.9 million, net of debt discount in the amount of $0.1 million, and the term loan from Square 1 had an outstanding balance of $6.0 million, net of debt discount in the amount of $38,000. As of September 30, 2014, we did not have any outstanding borrowings under the revolving line of credit and therefore had up to $6.0 million in available borrowing capacity. Our credit facility shall be terminated and outstanding borrowings thereunder shall be repaid upon the successful consummation of the proposed Merger.
Borrowings under the credit facility are secured by substantially all of our assets other than our intellectual property. The covenants set forth in the loan and security agreement require, among other things, that we maintain a specified liquidity ratio of 1.25 and a quick ratio of 1.0, measured monthly over the term of the facility. Our liquidity ratio and quick ratio were approximately 2.6 and 4.5, respectively, as of September 30, 2014. We are currently in compliance with all covenants under this credit facility, as modified. However, if we fail to maintain compliance with the covenants and our other obligations under the credit facility, the lenders would be able to accelerate the required repayment of amounts due under the loan and security agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash and cash equivalents	$39,996	$51,574
Accounts receivable, net	3,884	6,511

Operating activities	$(5,444)	$(9,007)
Investing activities	(4,473)	(2,943)
Financing activities	339	38,756
Net (decrease) increase in cash and cash equivalents	$(9,578)	$26,806
Our cash and cash equivalents at September 30, 2014 and 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Restricted cash, which totaled $0.5 million at September 30, 2014 and 2013, is not included in cash and cash equivalents. Restricted cash consists primarily of money market funds that secure letters of credit related to operating leases for our office and laboratory space.

Cash Flows for the Nine Months Ended September 30, 2014 and 2013
Operating Activities
Net cash used in operating activities was $5.4 million during the nine months ended September 30, 2014, which included a net loss of $10.4 million partially offset by net non-cash items of $2.8 million. Non-cash items for the nine months ended September 30, 2014 consisted primarily of depreciation and amortization expense of $1.6 million and stock-based compensation expense of $1.0 million. We also had a net cash inflow from changes in operating assets and liabilities of $2.1 million during the period. The significant items in the changes in operating assets and liabilities included a decrease of $1.9 million in accounts receivable and a decrease of $0.2 million in prepaid expenses and other assets. The decrease in accounts receivable was due primarily to lower revenues.
Net cash used in operating activities was $9.0 million during the nine months ended September 30, 2013, which included a net loss of $9.9 million partially offset by net non-cash items of $2.8 million. Non-cash items for the nine months ended September 30, 2013 consisted primarily of depreciation and amortization expense of $1.2 million, stock-based compensation expense of $1.1 million and loss on sale of equipment of $0.4 million. We also had a net cash outflow from changes in operating assets and liabilities of $1.9 million during the period. The significant items in the changes in operating assets and liabilities included an increase of $1.4 million in accounts receivable and a decrease of $0.5 million in accounts payable and accrued expenses. The increase in accounts receivable was due primarily to the timing of collections. The decrease in accounts payable and accrued expenses was due primarily to the timing of disbursements.
Investing Activities
Net cash used in investing activities was $4.5 million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively. The amounts related primarily to purchases of property and equipment and costs associated with maintaining our patent and trademark portfolio. The purchases of property and equipment during the nine months ended September 30, 2014 consist primarily of hardware component purchases and associated installation costs from third-party manufacturers for the Vantera system. The purchases of property and equipment during the nine months ended September 30, 2013 consist primarily of $1.9 million in leasehold improvements related to our facilities, computer and furniture for general office use due to increased headcount as well as IT equipment used in test production. In addition, we incurred $1.0 million in hardware component purchases and associated installation costs from third-party manufacturers for the Vantera system not yet put into service. The capitalized patent and trademark costs during the each of nine months ended September 30, 2014 and 2013 were primarily for pending domestic and international patent applications and prosecution.
Financing Activities
Net cash provided by financing activities was $0.3 million during the nine months ended September 30, 2014, consisting of net proceeds from exercise of stock options.
Net cash provided by financing activities was $38.8 million during the nine months ended September 30, 2013, consisting primarily of net proceeds from issuance of common stock in connection with our IPO of $47.3 million, net of $4.4 million of underwriting discounts and commissions, cash inflows from changes in restricted cash for operating lease of $1.0 million, and net proceeds from exercises of stock options of $0.7 million, partially offset by Series F accrued dividend payments of $5.2 million and repayment in full of our revolving line of credit in the amount of $5.0 million.
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

Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
For public companies, this standard is effective for interim and annual reporting periods beginning after December 15, 2016, and will be effective in the first quarter of fiscal year 2017. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. We are currently evaluating the method and the impact of the adoption of this standard on our financial statements and disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our financial statements and disclosures.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is incorporated by reference to Part I, Item 1, Note 8: Commitments and Contingencies - Legal Contingencies.
Item 1A. Risk Factors
The following should be read in conjunction with the risk factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The following risks and risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The announcement and pendency of the proposed Merger could adversely affect our business, financial results and operations.
The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, vendors and employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction. We could also potentially lose customers, new customer and vendor contracts could be delayed or decreased, and we may have difficulty in hiring new key employees. In addition, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger, which could have a negative impact on our future revenues and/or results of operations.
We are also subject to restrictions, without the consent of Laboratory Corporation of America Holdings, on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, make investments and acquisitions, enter into certain contracts, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively and/or timely to competitive pressures, industry developments and future opportunities and may otherwise have a significant negative impact on our future revenues and/or results of operations.
Failure to complete the proposed Merger could adversely affect our business and the market price of our common stock.
There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including the receipt of the approval of holders of a majority of the outstanding shares of our common stock, and certain other conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the Merger. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the Board or a termination of the Merger Agreement by us to enter into an agreement for a superior proposal, as defined in the Merger Agreement. If the Merger is not consummated, and there are no other parties willing and able to acquire us at a price of $5.25 per share or higher and on other terms acceptable to us, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share price for the Merger. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. Many of the expenses, fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than in connection with the Merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. If the Merger Agreement is not adopted by our stockholders, or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. Furthermore, the Merger Agreement contains certain customary termination payments which may be incurred by us. If the Merger Agreement is terminated, under specified circumstances and on the terms and subject to the conditions set forth therein, we may be required to pay Parent a termination fee, the amount of which, if and when payable, would be $2.6 million, and reimburse the Parent for its reasonable out-of-pocket expenses incurred in connection with the Merger Agreement in an amount not to exceed $0.5 million. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

If the Merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.
If the Merger is not completed, the board of directors may review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, seeking an acquisition or attempting to implement a sale to another buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, and risks and uncertainties related to our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.
Legal proceedings in connection with the Merger could adversely affect our business and divert management's attention and resources from other matters.
Class action lawsuits have been, and may be, filed by third parties challenging the contemplated Merger. LipoScience, members of our board of directors, the acquiring party and members of the acquiring party's board of directors, among others, may be named as defendants in these class action lawsuits brought by LipoScience stockholders challenging the Merger. The outcome of any lawsuit that has been or may be brought challenging the Merger is uncertain. An adverse judgment for monetary damages could have an adverse effect on our operations and liquidity. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. In any event, such lawsuits could adversely affect our business, financial position and results of operations and divert management's attention and resources from other matters.
On October 29, 2014, the Delaware Court of Chancery entered an Order of Consolidation and Appointment of Co-Lead Counsel and Liaison Counsel consolidating the four actions that were pending before the Delaware Court of Chancery (the “Consolidated Action”). On November 7, 2014, the Company and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of the Consolidated Action. The settlement of the Consolidated Action is subject to judicial approval. If the settlement is not approved by the court, the completion of the Merger could be delayed or jeopardized which could have a material adverse impact on our financial position, results of operations and stock price.
We rely on two key suppliers for the components used in the Vantera system. If we were to lose either of these suppliers, our ability to broadly place the Vantera system could be compromised.
We currently rely on a single supplier, Agilent Technologies, Inc., for the magnet, probe and console incorporated in the Vantera system. These are the key components of the analyzers necessary to perform our NMR LipoProfile test. We are party to a supply agreement with Agilent pursuant to which we have agreed to exclusively purchase all of our NMR-related components from them. On October 14, 2014, Agilent issued a press release that it is exiting its NMR business. While our supply agreement with Agilent has not been terminated, we are currently in discussions with Agilent regarding its future supply of NMR components. We are also party to a production agreement with KMC Systems, Inc. under which KMC is our exclusive manufacturer of the sample handler and shell for the Vantera system.
We are currently aware of only one other primary supplier of the key NMR components used in our Vantera system. In the event it is necessary or desirable to acquire NMR components from another supplier, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our current analyzers or the Vantera system to work with NMR components provided by another company.
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

Item 5. Other Information
Approval of Early Payouts under the Senior Leadership Team (SLT) Annual Incentive Compensation Plan
In connection with the Merger, our board of directors approved the early payout of awards granted under the SLT Annual Incentive Plan based on the performance goal achievement level of each participant in the SLT Annual Incentive Plan as of and through the date that is three business days prior to the effective time of the Merger, contingent upon the closing of the Merger. Payments of amounts earned under the SLT Annual Incentive Plan will be effective as of immediately prior to the effective time of the Merger. The value of the cash payments to which each executive officer would become entitled pursuant to the SLT Annual Incentive Plan, assuming for this purpose the achievement of all applicable performance goals at the target level, is shown in the below table (actual payments will be determined and disclosed in connection with the closing of the Merger):

Name	Title	SLT Annual Incentive Plan ($)
Howard B. Doran	President and Chief Executive Officer	193,600	(1)
Lucy G. Martindale	Executive Vice President and Chief Financial Officer	101,760
James D. Otvos, Ph.D.	Executive Vice President and Chief Scientific Officer	73,728
William C. Cromwell, M.D	Chief Medical Officer	100,800
Philip D. Hilldale	Vice President, Sales	106,000	(2)
E. Duffy McDonald	Vice President, Human Resources and Organizational Effectiveness	76,896
Kathryn F. Twiddy	Vice President, General Counsel and Corporate Secretary	93,600

(1)	Mr. Doran was appointed our President and Chief Executive Officer effective February 3, 2014. Mr. Doran's bonus payout amount is based on his prorated annual salary.
(2)	In accordance with Mr. Hilldale's employment agreement, dated May 15, 2014, this amount represents guaranteed payout of 40% of his base salary for 2014.

Item 6. Exhibits
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of September 24, 2014, among Laboratory Corporation of America Holdings, Bear Acquisition Corp. and LipoScience, Inc. (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 25, 2014, and incorporated by reference herein).

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIPOSCIENCE, INC.
(Registrant)

By:	/s/ LUCY G. MARTINDALE
Lucy G. Martindale Executive Vice President and Chief Financial Officer (On Behalf of the Registrant and as Principal Financial Officer)
Date: November 12, 2014